Form 10-K405
period 1997-12-31
DIGITAL TELEVISION SERVICES INC; DTS CAPITAL INC
filed 1998-03-23
CIK 1035722, 1045973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

                                    333-36217
                                  333-36217-01
                             Commission file number

                        DIGITAL TELEVISION SERVICES, INC.
                                DTS CAPITAL, INC.
      (Exact Name of Registrants as Specified in Their Respective Charters)

             Delaware                                   06-1473713
             Delaware                                   58-2332106
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

     880 Holcomb Bridge Road, Building C-200, Roswell, Georgia     30076
           (Address of Principal Executive Offices)              (Zip Code)

   Registrants' telephone number, including area code:        (770) 645-4440

         Securities registered pursuant to Section 12(b) of the Act:

                  None                                None
        (Title of Each Class)     (Name of Each Exchange on Which Registered)

         Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days. Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrants: Not applicable; the Registrants have no publicly traded equity securities. As of March 23, 1998, Digital Television Services, Inc. and DTS Capital, Inc. had outstanding 2,137,049 shares of Common Stock and 100 shares of Common Stock, respectively.

                    Documents Incorporated By Reference: None

                               Index to Form 10-K

                                                                            Page
                                                                            ----
Part I


Item 1.       Business........................................................4

Item 2.       Properties.....................................................13

Item 3.       Legal Proceedings..............................................13

Item 4.       Submission of Matters to a Vote of Security Holders............13


Part II

Item 5.       Market for Registrants' Common Equity and Related
              Stockholder Matters............................................14

Item 6.       Selected Financial Data........................................15

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................18

Item 7A.      Quantitative and Qualitative Disclosures
              about Market Risk..............................................26

Item 8.       Financial Statements and Supplementary Data....................26

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................26


Part III

Item 10.      Directors and Executive Officers of the Registrants............26

Item 11.      Executive Compensation.........................................29

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management.................................................35

Item 13.      Certain Relationships and Related Transactions.................37


Part IV

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K............................................38

                                     PART I

ITEM 1. BUSINESS

               As used in this Report, unless the context otherwise requires, the term "Company" refers to Digital Television Services, Inc. ("DTS"), its consolidated subsidiaries (including DTS Capital, Inc. ("Capital")), the predecessors of DTS (including Digital Television Services, LLC and WEP Intermediate Corp.) and the predecessors of such subsidiaries. Unless otherwise indicated, all data as to the number of households set forth herein is based upon information compiled by Claritas as of April 1, 1996 and all data as to the number of subscribers is as of December 31, 1997.

               This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans;
(ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-4 (Registration Number 333-36217), as declared effective by the Securities and Exchange Commission on December 24, 1997.

General

               The Company was formed on January 30, 1996. On October 10, 1997, the Company was converted (the "Corporate Conversion") from a limited liability company (the "LLC") to a corporation. In order to effect the Corporate Conversion, the LLC merged with and into WEP Intermediate Corp., a Delaware corporation ("WEP"), pursuant to which (i) the member interests in the LLC held by WEP were canceled, (ii) all of the outstanding capital stock of WEP was converted into Series A Preferred Stock, (iii) the member interests in the LLC evidenced by the Class A Units were converted into Series A Preferred Stock,
(iv) the member interests in the LLC evidenced by the Class B Units were converted into Common Stock, (v) the member interests in the LLC evidenced by the Class C Units were converted into the right to purchase shares of Common Stock, (vi) the member interests in the LLC evidenced by the Class D Units were converted into warrants to purchase Common Stock, (vii) all of the resulting capital stock of the Company became subject to the Stockholders Agreement and
(viii) the surviving entity changed its name to "Digital Television Services, Inc."

               On January 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among Pegasus Communications Corporation ("Pegasus"), the Company, Pegasus DTS Merger Sub, Inc., a wholly-owned subsidiary of Pegasus (the "Merger Sub"), certain stockholders of Pegasus and certain stockholders of the Company. Pursuant to the Merger Agreement, the Merger Sub will be merged (the "Pegasus Merger") with and into the Company, and the Company will become a wholly-owned subsidiary of Pegasus. As a result of the Pegasus Merger and the transactions contemplated thereby, (i) with certain exceptions and subject to certain adjustments, all holders of capital stock of the Company will have the right to receive shares of Class A common stock of Pegasus (the "Pegasus Class A Common Stock") and all holders of options and warrants to purchase capital stock of the Company will receive options and/or warrants to purchase Pegasus Class A Common Stock, (ii) the board of directors of Pegasus will be increased to nine members, three of whom will be designated by certain stockholders of the Company or their affiliates and (iii) certain stockholders of the Company and certain of their affiliates, Marshall W. Pagon, Pegasus' President, Chief Executive Officer and Chairman of the Board, and certain affiliates of Mr. Pagon who hold all of the Class B common stock of Pegasus (the "Pegasus Class B Common Stock") will enter into a voting agreement with respect to the designation and election of directors. After giving effect to the Pegasus Merger, the Company's stockholders will own approximately 48.9% of the issued and outstanding Pegasus Class A Common Stock, which will represent approximately 34.8% of the common equity of Pegasus. After giving effect to the Pegasus Merger and the voting rights of the Pegasus Class B Common Stock (each share of which is entitled to ten votes), the stockholders of the Company and Mr. Pagon will have voting power with respect to approximately 9.6% and 80.3%, respectively, of Pegasus' common stock, subject to the terms of the voting agreement. Upon the consummation of the Pegasus Merger, Michael C. Brooks, Harry F. Hopper III, and Riordon B. Smith, directors of the Company, will become directors of Pegasus. The Pegasus Merger is expected to be consummated in the first half of 1998, and is subject, among other things, to approval of the stockholders of Pegasus and the Company, consents from the NRTC, DirecTv and the Company's lenders, and other conditions customary in transactions of this nature.

               The Company is a leading independent provider of direct broadcast satellite ("DBS") television services offered by DirecTv, Inc. ("DIRECTV Services") in terms of households in the territories in which the Company has the exclusive right to provide DIRECTV Services, the number of subscribers within such territories and the Company's revenues from the sale of DIRECTV Services. DirecTv, Inc. ("DirecTv") is the leading provider of direct to home satellite ("DTH") television in the United States, offering over 175 program channels to approximately 3.3 million subscribers as of December 31, 1997. The Company has the exclusive right to provide DIRECTV Services within certain rural territories in the United States encompassing approximately 1.7 million households. As of December 31, 1997 (after giving effect to the pending acquisition of one Rural DirecTv Market in Georgia), the Company had approximately 131,000 subscribers representing a household penetration rate of approximately 7.9%.

               The Company owns the exclusive right to distribute DIRECTV Services in its territories pursuant to agreements (the "NRTC Member Agreements") with the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC acquired in 1992 the exclusive right to provide DIRECTV Services to residential households and business establishments located in designated rural areas of the United States (the "Rural DirecTv Markets") under an agreement (the "Hughes Agreement") with Hughes Communication Galaxy, Inc. ("Hughes"), the parent company of DirecTv. Both the Hughes Agreement and the NRTC Member Agreements expire when Hughes removes its current satellites from their assigned orbital locations. According to Hughes, the DirecTv satellites have estimated orbital lives of at least 15 years from their respective launches in December 1993 and 1994. The NRTC has advised the Company that the Hughes Agreement provides the NRTC with a right of first refusal to obtain DBS Services (other than programming services) in substantially the same form as such DBS Services are provided under the existing Hughes Agreement in the event that Hughes elects to launch one or more successor satellites upon the removal of the present satellites from their assigned orbital locations. The NRTC Member Agreements do not expressly provide an equivalent right of first refusal for the NRTC Members to acquire DBS Services through the NRTC should the NRTC exercise its right of first refusal under the Hughes Agreement. The NRTC Member Agreements do provide, however, that the Company has substantial proprietary interests in and rights to information with respect to certain of its subscribers. In addition, the Company (through its subsidiaries) is an affiliate of the NRTC. The Company believes that if the NRTC exercises its rights of first refusal under the Hughes Agreement, such rights will be made available by the NRTC to the Company.

               Pursuant to the NRTC Member Agreements, the Company has the exclusive right in its Rural DirecTv Markets to market, sell and retain all of the revenues from subscribers derived from the sale of programming (other than that designated as "non-select" programming) transmitted by the DirecTv satellites over the 27 frequencies owned by Hughes. The Company pays the NRTC for the wholesale cost of the programming and a fee to DirecTv based upon 5% of the programming revenue. With respect to those services purchased by the Company's subscribers which are designated as "non-select" the Company retains 5% of the revenues and remits the balance to DirecTv.

               The Company purchases customer authorization, billing services and centralized remittance processing services from the NRTC. Each NRTC Member Agreement also contains customary provisions regarding payment terms, compliance with laws and indemnification and provides that both the NRTC and DirecTv must consent prior to the assignment or transfer by the NRTC Member party thereto of its rights or obligations thereunder, which consent shall not be unreasonably withheld. Each NRTC Member Agreement also contains termination provisions which allow the NRTC to terminate such agreement under certain circumstances, including a failure by the Company to make any payment due to the NRTC or other breach by the Company of a material obligation or a failure by the Company to maintain any letter of credit required by the NRTC in full force and effect or to adjust the amount of any such letter of credit as required by the NRTC Member Agreement.

               The Company has the exclusive right to distribute DIRECTV Services in 18 Rural DirecTv Markets in the following locations (after giving effect to the acquisition of one Rural DirecTv Market in Georgia which closed on January 30, 1998):


                                                 Percentage of
                                                     Homes
                                                   Not Passed
               Location              Households     by Cable     Subscribers(1)  Penetration(2)

     Kentucky..................       368,445        31.23%          24,979           6.78%
     Kansas....................       299,423        19.17%          15,173           5.07%
     Georgia...................       277,141        33.76%          21,583           7.79%
     Vermont...................       209,332        34.80%          28,306          13.52%
     South Carolina............       164,314        31.66%           9,415           5.73%
     Indiana...................       131,625        20.00%          12,864           9.77%
     New Mexico................        84,920        16.06%           6,634           7.81%
     California................        84,006         3.84%           7,143           8.50%
     New York..................        49,593        30.52%           5,355          10.80%
                                       ------        ------           -----          ------
          Total................     1,668,799        27.16%         131,452           7.88%
                                    =========        ======         =======           =====

----------

(1)     Reflects actual subscribers at December 31, 1997.
(2) Represents the percentage of households which subscribe to DIRECTV Services in the Company's Rural DirecTv Markets.

               The Company's objective is to be the leading provider of pay television entertainment and information services in its Rural DirecTv Markets. To achieve this objective, the Company pursues the following operating strategy:

-- Capitalize on DirecTv Brand Name and Programming. The Company has and will continue to build on the recognition of DirecTv and Digital Satellite System(R) ("DSS(R)") brand names. In addition, the Company believes that it can continue to capitalize on DirecTv's extensive programming, unique and exclusive sports packages and large selection of pay per view movies and events to broaden the Company's subscriber base in its Rural DirecTv Markets. Management also believes that competitively priced DSS(R) equipment, which is sold in more retail outlets within its Rural DirecTv Markets than any other DTH product, provides the Company with a competitive advantage over other DTH providers.

-- Emphasize Direct Marketing. The Company complements the extensive marketing efforts of DirecTv and its other national distribution partners through targeted local and regional marketing. The Company has established or is establishing a direct sales force and Company-owned full service retail stores in each of its Rural DirecTv Markets. The Company believes that it can increase penetration more rapidly through its direct sales approach instead of relying, as some DTH providers have, upon the consumer to take the initiative to purchase the product and services.

-- Establish Strong Local Presence. Unlike a majority of traditional DTH providers, the Company continues to maximize penetration and customer satisfaction in its Rural DirecTv markets by establishing a strong local presence within the communities it serves. The Company provides a full range of services at the local level, including direct sales, Company-owned retail stores, dealer support services, equipment installation and customer service. The Company has managers in these communities to oversee local marketing and customer service operations.

-- Operate Regional Clusters. The Company operates in regional clusters that generate the significant economies of scale of a larger operator and offer quality centralized customer service to complement local customer service. The Company believes that the clustering of its Rural DirecTv Markets results in increased operating efficiencies, including lower administrative costs as a percentage of revenues, better trained employees and a higher level of customer service.

-- Acquire Additional Rural DirecTv Markets. The Company believes that consolidation of the Rural DirecTv Markets will continue over the next three to five years. Beginning with its initial acquisition in March 1996, the Company has systematically implemented a successful acquisition and consolidation strategy focused on the Rural DirecTv Markets. The Company believes that it has a significant opportunity to aggressively acquire additional rights to provide DIRECTV Services to the remaining households in the Rural DirecTv Markets currently owned by the original members of the NRTC, the majority of which are rural electric and telephone cooperatives. Management believes that the Company's experience in completing 18 acquisitions will be instrumental in identifying, negotiating, and integrating future acquisitions. In addition, as the Company continues to grow as a leading independent provider of DIRECTV Services in the Rural DirecTv Markets, "fill-in" and contiguous acquisitions should become less attractive to other potential acquirers as their ability to create significant clusters is reduced.

               The Company believes its strategy, combined with the general characteristics of the Company's business of marketing DIRECTV Services, including relatively low administrative overhead and capital expenditure requirements, strengthens the opportunity for the Company to generate operating cash flows.

Overview of the DTH Industry

               DTH services encompass all types of television transmission from satellites directly to the home. The FCC has authorized two types of satellite services for transmission of television programming: Broadcast Satellite Service ("BSS," more commonly referred to as "DBS"), which operates at high power in the Ku-band, and Fixed Satellite Service ("FSS," more commonly referred to as low power and medium power DTH), which includes low power services transmitting in the C-band, as well as medium power services transmitting in the Ku-band. Both DBS and medium power DTH satellites are used for digital satellite television services. DBS provides high quality video and audio signals and can be received by an 18-inch dish. Medium and low power DTH signals require home satellite dishes of 27 inches to six feet in diameter (depending on the geographical location of the dish and wattage per frequency channel). DirecTv, United States Satellite Broadcasting Corporation ("USSB") and EchoStar Satellite Broadcasting Corporation ("EchoStar") are the only current domestic providers of DBS services. All other DTH domestic satellite television providers currently provide medium or low power DTH services. See "-- Competition."

DirecTv

               DirecTv is the leading DBS provider in the United States, with approximately 3.3 million subscribers, representing approximately 52% market share of the DBS and medium power DTH subscribers at December 31, 1997.

               Of the eight orbital positions allocated for DBS service, only the 101(Degree) W.L., 110(Degree) W.L. and 119(Degree) W.L. positions provide full continental United States ("CONUS") coverage. DirecTv has 27 licensed channel frequencies in operation in the 101(Degree) W.L. full CONUS orbital position. DirecTv's over 175 program channels are transmitted via three satellites in this orbital position. DirecTv's satellites also provide full redundancy on all critical components, including additional transponders with a sophisticated switching system. The Company believes that such redundancy substantially lowers the risk of interruption in service to its subscribers.

               DirecTv programming includes (i) cable networks, broadcast networks and audio services available for purchase in tiers for a monthly subscription fee, (ii) premium services available a la carte or in tiers for a monthly subscription fee, (iii) sports programming (major professional league sports packages, including the exclusive NFL Sunday Ticket(TM), regional sports networks and seasonal college sports packages) available for a yearly, seasonal or monthly subscription fee and (iv) movies from all major Hollywood studios and special events available for purchase on a pay-per-view basis. Satellite and premium services available a la carte or for a monthly subscription are priced comparably to cable. Pay per view movies are generally $2.99 per movie. Pay per view movies are generally available for viewing on multiple channels at staggered starting times so that a viewer does not have to wait more than 30 minutes to view a particular pay-per-view movie. DirecTv is constantly adjusting its programming packages to provide the best channel mix possible at various price points.

               USSB owns five transponders on DirecTv's first satellite and offers a programming service separate from DirecTv's service, with over 25 channels of premium video programming not available from DirecTv, including HBO(R), Showtime Network(R), MTV(R) and Comedy Central(R). USSB's selection of programming services (and its use of transponders on the same satellite used by DirecTv, which enables subscribers to receive both DirecTv and USSB signals with a single dish) allows it to be marketed as complementary programming to DirecTv. The Company is a dealer of USSB and receives a one-time commission for each activation of a subscriber to USSB programming. As of December 31, 1997, approximately 52% of DirecTv's 3.3 million subscribers receive USSB programming.

               DSS(R) equipment is currently sold through over 25,000 retail outlets throughout the United States for prices typically ranging from $199 to $599, depending upon the generation of the equipment, the level of features and the retail outlet. Typically, consumers can purchase home installation kits for approximately $75 or receive professional installation for approximately $99 to $199.

Acquisitions by the Company

               The Company has acquired the exclusive right to provide DIRECTV Services in 18 Rural DirecTv Markets since it began implementing its acquisition strategy (after giving effect to the acquisition of one Rural DirecTv Market in Georgia, which closed on January 30, 1998). When the Company purchases the exclusive right to provide DIRECTV Services in a Rural DirecTv Market, it acquires the NRTC Member Agreement and related agreements providing for the exclusive right to provide DIRECTV Services within such Rural DirecTv Market, all assets related to the provision of DIRECTV Services in such market and any residual rights to provide DBS services which the NRTC may grant the owner of such Rural DirecTv Market after the termination or expiration of the NRTC Member Agreement.

               The Company completed its first two acquisitions of the exclusive right to provide DIRECTV Services in Rural DirecTv Markets from NRTC Members in the first half of 1996 in California and New Mexico. In the second half of 1996, the Company completed six additional acquisitions of such rights in Rural DirecTv Markets in New York, Colorado, New Mexico and South Carolina. During 1997, the Company completed eight acquisitions in Kentucky, Kansas, Vermont and Georgia. On January 2, 1998, the Company completed an additional acquisition in Indiana effective as of December 31, 1997, and on January 30, 1998, the Company completed an additional acquisition of a Rural DirecTv Market in Georgia, adjacent to existing Georgia operations. These 18 acquisitions represent approximately 1.7 million households and approximately 131,000 subscribers at December 31, 1997.

Sales and Distribution

               The Company offers DIRECTV Services to consumer and business segments in its Rural DirecTv Markets through two separate but complementary sales and distribution channels. The Company employs both a direct sales force and an extensive indirect dealer network, which includes major retailers, mass merchandisers and consumer electronics stores, in its Rural DirecTv Markets. The Company has direct sales forces in all but one of its market clusters, and plans to establish a direct sales force in that cluster by the end of the first quarter of 1998. The Company's direct sales force is supported by an active lead generation call center which sets appointments during which outside sales agents provide in-home demonstrations of DIRECTV Services. The Company also has Company-owned full service retail stores located in six of its Rural DirecTv Markets and has plans to open additional stores in its other markets during 1998.

               The Company has approximately 314 quality independent dealers in its Rural DirecTv Markets. In connection with the sale of a DSS(R) unit and a subscription to DIRECTV Services offered by the Company, a dealer retains the proceeds from the sale of the equipment and earns a one-time commission paid by the Company. The Company retains the ongoing monthly subscription revenue from the subscriber. For certain equipment sold through the indirect dealer network, the Company provides a subsidy, thus lowering the price of the equipment for the consumer. The Company also offers equipment to dealers on a consignment basis.

               DIRECTV Services are also offered to potential subscribers in the Company's Rural DirecTv Markets by sources which the Company does not control. Such sources include (i) national retailers selected by DirecTv, (ii) consumer electronics dealers authorized by DirecTv to sell DIRECTV Services and (iii) satellite dealers and consumer electronics dealers authorized by five regional sales management agents ("SMAs") selected by DirecTv. Similar to the Company's indirect dealer network, the Company pays a one-time commission to these distribution channels for the sale of DIRECTV Services to a subscriber located in the Company's Rural DirecTv Markets and the Company receives all monthly programming revenues associated therewith.

Marketing

               In its marketing efforts, the Company emphasizes the DirecTv and DSS(R) brand names, promoting the superior DirecTv programming as the new standard in television. The Company reinforces the marketing efforts of DirecTv and its other national distribution partners with local print and radio advertising to promote general market acceptance of DIRECTV Services. The Company's marketing efforts emphasize the value of premium subscription plan offerings in order to maximize revenues per customer. Specific promotions, such as offering new subscribers an initial month's service at no charge, have been implemented to motivate customers to purchase such plans, and the Company has incentive-based sales compensation for both the direct and dealer sales forces to promote and sell premium subscription plans. The Company has established or plans to establish a direct sales force and Company-owned full service retail stores in each of its Rural DirecTv Markets.

               A key element of the Company's marketing strategy is to offer value-priced DSS(R) equipment and installation through the use of subsidies on direct sales of equipment and installations. The Company offers various types of DSS(R) equipment and accessories through its direct sales force and retail locations. The Company is able to take advantage of volume discounts in purchasing this equipment from the NRTC. In addition, dealers are motivated to lower the prices at which they offer DSS(R) equipment and installation by the Company's volume-based commission structure.

Customer Service

               Quality installations and ongoing customer care are critical elements to customer satisfaction and low customer churn. The Company has established centralized customer care facilities and maintains customer service technicians in each of its market clusters. The market clusters are responsible for the processing of subscription authorizations, assisting the customers through the installation and initial service period and handling customer inquiries and service complaints that require customer contact. Centralized customer service handles customer inquiries and complaints, billing issues and service questions, proactive customer service programs and customer account treatment. The Company, through its customer care department, currently provides customer service from 8:00 a.m. EST to 1:00 a.m. EST each day, seven days a week. The staff is highly trained with on-line access to the DirecTv billing and authorization system.

Competition

               The Company faces competition from a broad range of companies offering communications and entertainment services, including cable operators, other satellite service providers, wireless cable operators, telephone companies, television networks and home video product companies. Many of the Company's competitors have greater financial and marketing resources than the Company, and the business of providing subscription and pay television programming is highly competitive. The Company believes that quality and variety of programming, signal quality and service and cost will be the key bases of competition.

Cable Television

               Cable operators in the United States serve approximately 64 million subscribers, representing over 65% penetration of television households passed by cable systems. Cable operators typically offer 25 to 78 channels of programming at an average monthly subscription price of approximately $35. While cable companies currently serve a majority of the U.S. television market, the Company believes many may not be able to provide the quality and variety of programming offered by DirecTv until they significantly upgrade their coaxial systems. Many cable television providers are in the process of upgrading their systems and other cable operators have announced their intentions to make significant upgrades. Many proposed upgrades, such as conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal. However, although cable systems with adequate channel capacity may offer digital service without major rebuilds, the Company believes that other cable systems that have limited channel capacity like those in most of the Rural DirecTv Markets will have to be upgraded to add bandwidth in order to provide digital service. The Company believes that such upgrades will require substantial investments of capital and time to complete industry-wide. As a result, the Company believes that there will be a substantial delay before cable systems in the Rural DirecTv Markets can offer programming services equivalent to digital DBS providers and that some cable systems in those markets may never be upgraded, subject to advances in digital compression technology currently under development.

               The Company expects to encounter a number of challenges in competing with cable television providers. First, cable operators have an entrenched position in the marketplace. The Company believes that its current strategy of targeting for acquisition Rural DirecTv Markets which are not served by cable or are underserved by cable partially offsets the cable industry's position in the consumer marketplace. Second, the upfront costs to the consumer associated with purchasing and installing DSS(R) equipment are higher than the upfront costs for installation of cable television. However, as a result of the declining prices of DSS(R) units, the Company has realized a substantial growth in its subscriber base. Third, current DBS systems, unlike cable, do not provide local broadcast programming via satellite, although seamless switching between satellite and broadcast programming from other sources is possible with all DSS(R) units. In addition, DirecTv provides programming from affiliates of the national broadcast networks to subscribers who are unable to receive networks over the air and do not subscribe to cable. The Company believes that the significant capital costs of upgrading cable systems to provide similar services, combined with the marketing strength of DBS providers such as DirecTv, presents DBS providers with an opportunity to take substantial market share for pay television services from cable in the Rural DirecTv Markets.

Other DBS Providers

               EchoStar commenced national broadcasting of programming in March 1996 and currently broadcasts over 120 video channels and 30 audio channels. EchoStar has 21 licensed channel frequencies at the 119(Degree) W.L. full CONUS orbital position and has 69 frequencies in other partial CONUS orbital locations. EchoStar reported approximately 1.0 million subscribers at December 31, 1997, representing a 16% market share of high and medium power DTH subscribers. The Company believes that it can successfully compete with EchoStar in the DBS market because of DirecTv's brand name and its significantly larger distribution networks and greater number of manufacturers of the equipment used to receive DTH services.

               USSB owns and operates five transponders on DirecTv's first satellite and offers a programming service separate from DirecTv's service, with over 25 channels of premium video programming not available from DirecTv. USSB's programming (and its use of transponders on the same satellite used by DirecTV, which enables subscribers to receive both DirecTv and USSB signals with a single dish) allows it to be marketed as complementary to DirecTv. As of December 31, 1997, approximately 52% of DirecTv's 3.3 million subscribers received USSB programming. In addition, USSB has three licensed channel frequencies at the 110(Degree) W.L. full CONUS orbital position and eight at the 148(Degree) W.L. partial CONUS position.

Medium Power DTH Providers

               PrimeStar, owned primarily by a consortium of cable companies including Tele-Communications, Inc., launched the first digital DTH satellite television service in 1994. As a result of the successful launch and operation of a new satellite in early 1997, PrimeStar increased its medium-power programming services to approximately 150 channels. This new satellite will potentially enable PrimeStar to reduce its dish size to approximately 29 inches for most subscribers within the continental United States. In addition, PrimeStar is expected to have access to significant DBS capacity via TSAT's DBS satellite, which is capable of providing full-CONUS service. PrimeStar has announced plans to use such satellite to provide a mix of sports, multichannel movie services, pay-per-view services and popular cable networks to traditional broadcast television, basic cable and other analog programming customers. As of December 31, 1997, PrimeStar had approximately 1.9 million subscribers.

               On June 11, 1997, PrimeStar announced that it had entered into an agreement to combine its assets with American Sky Broadcasting ("ASkyB"). According to press releases, each of PrimeStar's cable company partners will contribute its PrimeStar customers and partnership interests into the newly formed entity. ASkyB has announced that it will contribute two satellites under construction and 28 full-CONUS frequencies at the 110(Degree) W.L. orbital location. This proposed transaction requires certain federal regulatory approvals. In addition, Tempo Satellite, Inc. has a license for a satellite using 11 full-CONUS frequencies at the 119(Degree) W.L. orbital location, and recently launched a satellite to that location.

Other Competitors

               Low power C-band operators reported approximately 2.1 million subscribers representing 25% of the total market for DTH satellite services at December 31, 1997. The C-band/TVRO market has been built primarily on subscribers who live in markets not served by cable television. C-band equipment, including the six to eight foot dish necessary to receive the low power signal, currently costs approximately $2,000 and is distributed by local TVRO satellite dealers. The Company believes that high and medium power DTH services have significant advantages over low power C-band service in equipment cost, dish size and range of programming packages.

               There are approximately 175 wireless cable systems in the United States. These systems (which are usually analog) typically offer only 20 to 40 channels of programming, which may include local programming. Wireless cable requires a direct line of sight from the receiver to the transmitter, which creates the potential for substantial interference from terrain, buildings and foliage in the line of sight. However, while it is expected that most large wireless operators (especially certain of those backed by local telephone companies) will upgrade to digital technology over the next several years, such upgrades will require the installation of new digital decoders in customers' homes and modifications to transmission facilities, at a potentially significant cost.

Management and Employees

               The Company has assembled an experienced management team to execute its business strategy. The Company's executive team brings to the Company extensive business acquisition experience in the telecommunications industry, as well as experience in the sales and delivery of a full array of communications services to customers in rural America. As of December 20, 1997, the Company had approximately 337 employees. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.


ITEM 2. PROPERTIES

               The Company is headquartered in approximately 6,400 square feet of leased space in Roswell, Georgia and maintains offices in leased spaces in Louisville, Kentucky; Hays, Kansas; Sante Fe, New Mexico; Burlington, Vermont; Cortland, New York; Florence, South Carolina; San Luis Obispo, California; and Albany, Georgia. The Company expects these facilities to be adequate for its needs in the foreseeable future. The Company also maintains twelve full service retail stores in leased spaces in South Carolina, New Mexico, California, Georgia, New York and Kentucky. Management believes that the Company will be able to lease office and retail space in its Rural DirecTv Markets as needed on acceptable terms.


ITEM 3. LEGAL PROCEEDINGS

               The Company is not a party to, nor is any of its property subject to, any material legal proceedings, other than routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               By written consent effective October 10, 1997, the stockholders of the Company approved the Digital Television Services, Inc. 1997 Stock Option Plan. The written consent was signed by all stockholders of the Company other than one, which stockholder owns 1.8% of the capital stock of the Company. No other matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               On January 2, 1997, the Company sold member interests in the LLC to Columbia DBS Investors, L.P., Columbia DBS, Inc., Douglas S. Holladay, Jr., Donald A. Doering and William J. Dorran (the "Investors") for an aggregate purchase price of $2,059,902. The Company did not engage an underwriter in connection with such offering, and no underwriting discounts or commissions were paid to any party. The member interests were offered and sold in a private placement without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. In connection with the sale of the Class A Units described below, the Company amended and restated its Limited Liability Company Agreement (the "LLC Agreement") and classified such member interests as an aggregate of 205,902 Class B Units. In connection with the Corporate Conversion, the Class B Units were converted into an aggregate of 205,902 shares of Common Stock.

               On February 10, 1997, the Company sold an aggregate of 1,333,333 Class A Units to Columbia DBS Class A Investors, LLC, WEP Intermediate Corp., Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P. and Kennedy Plaza Partners (collectively, the "Equity Investors") for an aggregate purchase price of $30,000,000. The Company did not engage an underwriter in connection with such offering, and no underwriting discounts or commissions were paid to any party. The Class A Units were offered and sold without registration under the Securities Act in reliance on Rule 506 under the Securities Act. Each of the Equity Investors represented to the Company that it was an "Accredited Investor" as defined in Rule 501(A)(1),(2), (3) or (7) under the Securities Act and that it was acquiring the Class A Units for its own account and with no intention of distributing the Class A Units or reselling the Class A Units in any transaction that would be in violation of the federal or state securities laws.

               In connection with the Corporate Conversion, the Class A Units were converted into an aggregate of 1,404,056 shares of Series A Preferred Stock.

               Each holder of shares of the Series A Preferred Stock has the right, exercisable at any time and from time to time, to convert all or any such shares of Series A Preferred Stock into shares of Common Stock, initially on a share-for-share basis. The conversion ratio of the Series A Preferred Stock is subject to adjustment in the event of (i) any subdivision or combination of the Common Stock, (ii) any payment by the Company of a stock dividend to the holders of the Common Stock, (iii) the issuance of rights to acquire equity to holders of the Common Stock without issuing similar rights to the holders of the Series A Preferred Stock, or (iv) the issuance of equity or rights to acquire equity at a price per share less than $22.50 (as adjusted). In addition, if the Company consolidates or merges with, or transfers all or substantially all of its assets to, another corporation, and such transaction requires the approval of the stockholders of the Company, then a holder of Series A Preferred Stock may convert some or all of such shares into shares of Common Stock simultaneously with the record date for, or the effective date of, such transaction so as to receive the rights, warrants, securities or assets that a holder of shares of the Common Stock on that date may receive.

               If the Company consummates an underwritten public offering of equity securities resulting in gross proceeds to the Company of at least $25 million and at a price per share equal to (i) at least $33.75, if such public offering is consummated on or before July 31, 1998, (ii) at least $39.37, if such public offering is consummated after July 31, 1998 but on or before July 31, 1999, and (iii) at least

$45.00, if such public offering is consummated at any time after July 31, 1999, then the Series A Preferred Stock shall be converted automatically upon such consummation into shares of Common Stock at an initial conversion rate of one-for-one, subject to adjustment as described above.

               There is no established public trading market for the Series A Preferred Stock or any other equity security of the Company. As of March 23, 1998, the Company's Common Stock was held of record by five holders and its Series A Preferred Stock was held of record by six holders. As of March 23, 1998, the common stock of Capital was held of record by one holder.

               The Company has not paid any cash dividends to the holders of its equity securities. The ability of the Company to pay dividends is restricted by the Indenture dated July 30, 1997 (the "Indenture") by and between the Company, Capital, the Subsidiaries and The Bank of New York, as Trustee, which governs the 12 1/2% Senior Subordinated Notes due 2007 (the "Notes") of the Company and Capital and by the Second Amended and Restated Credit Facility dated July 30, 1997 among the Company and the lenders party thereto (the "Credit Facility").

ITEM 6. SELECTED FINANCIAL DATA

               The selected consolidated financial data for the period from inception (January 30, 1996) to December 31, 1996 and for the year ended December 31, 1997 have been derived from the Company's audited Consolidated Financial Statements for such periods. The information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

                             SELECTED FINANCIAL DATA
                                ($ in thousands)

                                                                           Inception
                                                                        (January 30) to         Year Ended
                                                                          December 31,          December 31,
                                                                              1996                  1997
                                                                        ------------------------------------


Statement of Operations Data:
       Programming revenue............................................     $   3,085           $    41,753
       Equipment sales and installation revenue.......................           324                 5,690
                                                                           ---------           -----------
       Total revenue..................................................         3,409                47,443
       Cost of revenue................................................         2,270                31,147
                                                                           ---------           -----------
       Total gross profit.............................................         1,139                16,296
       Operating expenses, excluding depreciation and amortization....         2,732                17,366
       Total depreciation and amortization............................         1,148                14,509
                                                                           ---------           -----------
       Operating loss.................................................        (2,741)              (15,579)
       Interest expense, net..........................................          (818)              (14,457)
       Other income (expense).........................................            24                  (112)
                                                                           ---------           -----------
       Net loss(1)....................................................     $  (3,535)          $   (30,148)
                                                                           =========           ===========
       Ratio of earnings to fixed charges(2)..........................          --                    --
       Deficiency in fixed charges....................................        (3,535)          $   (30,148)

Other Data:
       Cash flows used in operating activities........................          (634)               (7,307)
       EBITDA(3)......................................................        (1,593)               (1,070)
       Cash dividends per common share................................
       Number of subscribers at beginning of period...................          --                  19,659
       Subscriber additions through acquisitions......................        16,449                79,479
       Subscriber additions...........................................         3,989                39,469
       Subscriber disconnects.........................................          (779)              (11,905)
       Net subscriber additions.......................................         3,210                27,564
       Number of subscribers at end of period.........................        19,659               126,702
       Number of households at end of period..........................       382,833             1,631,887
       Household penetration at end of period.........................          5.14%                 7.76%

                                                                                  As of December 31,
                                                                           -------------------------------
                                                                              1996                  1997
                                                                           ---------           -----------

         Balance Sheet Data:
                 Cash, cash equivalents and marketable investment
                 securities(4)........................................     $   1,596           $    39,113
                 Total assets.........................................        42,162               257,662
                 Total debt (including current portion)...............        23,577               192,592
                 Members'/stockholders' equity........................        14,906                16,637

----------

(1) Prior to the Corporate Conversion, the Company was a limited liability company and was not required to pay United States federal income taxes.
(2) The ratio of earnings to fixed charges is calculated by adding (i) earnings (loss) before income taxes plus (ii) fixed charges, with the resulting sum divided by fixed charges. Fixed charges consist of interest on all indebtedness, amortization of debt issuance costs (which is included in the interest expense line above), plus that portion of operating lease rentals representative of the interest factor.

(3) "EBITDA" represents earnings before net interest expense, other income (expense), taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial measure in the communications industry and is similar to "Consolidated Operating Cash Flow," a financial measure used in the Indenture to determine whether the Company has complied with certain covenants and differs from cash flows from operating activities. Pursuant to the Indenture, Consolidated Operating Cash Flow is calculated with respect to any period by adding to the consolidated net income of the Company and those subsidiaries of the Company which are designated as "Restricted Subsidiaries" pursuant to the Indenture for such period (i) consolidated income tax expense for such period to the extent deducted in determining consolidated net income for such period, (ii) consolidated interest expense for such period to the extent deducted in determining consolidated net income for such period, (iii) all dividends on preferred equity interests to the extent not taken into account in determining consolidated net income for such period and (iv) depreciation, amortization and any other non cash items for such period to the extent deducted in determining consolidated net income for such period. The EBITDA measures presented may not be comparable to other similarly titled measures of other companies. EBITDA is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied on as such.
(4) Excludes approximately $37.0 million placed in an escrow account to fund, together with the proceeds from the investment thereof, the first four semi-annual interest payments on the Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The following discussion provides an assessment of the historical results of operations and liquidity and capital resources of the Company and its wholly-owned subsidiaries. This discussion should be read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto, appearing elsewhere herein. As a result of the growth of the Company through acquisitions and the continued growth as a result of the pending acquisitions and possible future acquisitions, the historical audited financial information of the Company may not be indicative of the financial position or results of operations to be reported in the future.

               On October 10, 1997, the Company effected the Corporate Conversion pursuant to which the Company was converted from the LLC to a corporation. The LLC merged with and into WEP Intermediate Corp., a Delaware corporation, pursuant to which (i) the member interests in the LLC held by WEP were canceled, (ii) all of the outstanding capital stock of WEP was converted into Series A Preferred Stock, (iii) the member interests in the LLC evidenced by the Class A Units were converted into Series A Preferred Stock, (iv) the member interests in the LLC evidenced by the Class B Units were converted into Common Stock, (v) the member interests in the LLC evidenced by the Class C Units were converted into the right to purchase shares of Common Stock, (vi) the member interests in the LLC evidenced by the Class D Units were converted into warrants to purchase Common Stock, (vii) all of the resulting capital stock of the Company became subject to the Stockholders Agreement and (viii) the surviving entity changed its name to "Digital Television Services, Inc."

               Subsequent to the Corporate Conversion, substantially all of the outstanding shares of the resulting corporation are owned by the holders of the equity interests in the LLC. Therefore, the Corporate Conversion has been treated for accounting purposes as the acquisition of WEP by the LLC. The LLC's assets and liabilities have been recorded at historical cost and WEP's assets and liabilities have been recorded at fair value. However, given that WEP's only asset consisted of its investment in the LLC, no goodwill was recognized. Following the Corporate Conversion, the historical financial statements of the LLC became the historical financial statements of WEP and include the businesses of both companies.

               The Pegasus Merger, pursuant to which the Company will become a wholly-owned subsidiary of Pegasus, is anticipated to close in the first half of 1998 and is subject, among other things, to approval of the stockholders of Pegasus and the Company, consents from the NRTC, DirecTv and the Company's lenders, and other conditions customary in transactions of this nature.

Overview

               The Company was formed on January 30, 1996, to acquire, own and manage rights to distribute DIRECTV Services to residential households and commercial establishments in the Rural DirecTv Markets. As of December 31, 1997, the Company had acquired the rights to provide DIRECTV Services to approximately 1,632,000 households for approximately $170.9 million or $105 per household, excluding adjustments recorded to reflect the discount of certain of the Company's seller notes at the 9% interest rate under the Credit Facility. Of the total purchase price, approximately $129.1 million was paid in cash and approximately $41.8 million was financed through the issuance of promissory notes of the Company in favor of the sellers. The Company has also entered into a definitive agreement with respect to an acquisition of certain Rural DirecTv Markets in Georgia (the "Georgia Acquisition"), with respect to which it will acquire the rights to provide DIRECTV Services to an aggregate of approximately 37,000 additional households for a total purchase price of approximately $9.5 million in cash or approximately $257 per household. The following table presents information regarding completed and certain acquisitions as of December 31, 1997.

                                                                                   Subscribers at
                                                                   Acquisition       Acquisition      Subscribers at
                System Location            Date Acquired              Price              Date        December 31, 1997

Completed Acquisitions - 17 Rural
  DirecTv Markets:
  New Mexico..........................   March 1, 1996        $        512,000              404              1,080
  California..........................   April 1, 1996               5,980,000            3,385              7,143
  New Mexico..........................   August 28, 1996             9,683,000            2,931              5,554
  New York............................   August 28, 1996             4,860,000            3,970              5,355
  South Carolina......................   November 26, 1996          12,700,000            5,759              9,415
  Kentucky............................   January 2, 1997            30,000,000           19,908             24,979
  Kansas..............................   January 31, 1997           19,425,000           11,520             15,173
  Vermont.............................   February 18, 1997          38,000,000           20,778             28,306
  Georgia.............................   May 9, 1997                21,190,000           14,409             16,833
  Indiana.............................   December 31, 1997          28,500,000           12,864             12,864
                                                              ----------------      -----------         ----------

         Subtotal --  Acquisitions....                        $    170,850,000           95,928            126,702
                                                              ----------------      -----------         ----------
Pending Acquisition -- 1 Rural
  DirecTv Market:
  Georgia.............................   January 30, 1998            9,500,000                               4,750
                                                              ----------------                          ----------
         Subtotal-- Pending
           Acquisition................                        $      9,500,000                               4,750
                                                              ----------------                          ----------
Totals................................                        $    180,350,000                             131,452
                                                              ================                          ==========


               The Company generates revenues by providing DIRECTV Services to its subscribers. DIRECTV Services consist of programming purchased in a monthly or annual subscription, additional premium programming available on an a la carte basis, sports programming available under a monthly, yearly or seasonal subscription, and movies and events programming available on a pay per view basis.

               Although the majority of DSS(R) equipment is sold to subscribers through independent dealers, the Company also generates revenue from the direct sale, rental and installation of satellite receivers and related equipment. During 1996 and 1997, the Company offered price subsidies on DSS(R) equipment to further stimulate the demand for DIRECTV Services. The retail sales price of DSS(R) equipment ranged from $199 to $599 during 1996 and 1997, depending upon the type of equipment sold. These sales prices were approximately $25 to $135 below the Company's cost for such equipment. The Company records revenue from the sale of DSS(R) equipment and related accessories based on the amount paid by the customer, and recognizes a loss on the sale for the Company's cost in excess of the amount collected. The Company offers installation services at prices ranging from $99 to $199.

               The Company's major cost of providing DIRECTV Services to its subscribers is the direct wholesale cost of purchasing related program offerings from DirecTv, which averaged approximately 52% and 50% of programming revenues during 1996 and 1997, respectively. Additionally, the Company purchases other contract services from DirecTv through the NRTC. These costs consist of recurring monthly subscriber maintenance fees, including security fees, ground services fees, system authorization fees and fees for subscriber billing.

               Since inception through December 31, 1997, the Company has invested significant working capital to implement extensive distribution networks and promotional programs to stimulate the acquisition of new subscribers. Costs associated with subscriber acquisition are a significant component of the Company's operating expenses. These expenses include variable commission expenses, fixed and variable promotional expenses and marketing salaries and benefits. As discussed above, the Company also subsidizes the cost of DSS(R) equipment to the subscriber, thereby incurring a loss on the sale of satellite receivers and related equipment sold. The Company's policy is to expense all subscriber acquisition costs at the time the sale is made or, in the case of cash back promotions on annual subscriptions, to amortize the promotion expense over 12 months. During the period beginning on January 30, 1996 (inception) and ending December 31, 1997, subscriber acquisition costs, including the loss on DSS(R) equipment sales, averaged approximately $236 for each new subscriber addition (other than subscribers added through acquisitions). Based on this expenditure level and the current average subscriber cash contribution, the Company will recover its subscriber acquisition costs in approximately 20 months. The Company anticipates that it will continue to incur a significant level of subscriber acquisition costs in conjunction with the growth of its subscriber base, and that these costs could increase as a result of increased competition and a downward pressure on the retail price of satellite equipment sold. Potential increases in subscriber acquisition costs as well as significant subscriber growth is expected to have a short term negative impact on operating cash flow of the Company.

               General and administrative costs include administrative costs associated with the Company's sales and subscriber service operations, as well as accounting and general administration. Although these expenses will continue to increase as the Company's scope of operations increases, such expenses are primarily fixed in nature and, accordingly, should not increase directly in proportion to the future increase to the Company's subscriber base.

               During May and June 1997, the Company experienced an increase in subscriber disconnects above historical levels. The Company's average monthly disconnect rate for May and June 1997 was approximately 1.6% as compared to approximately 1% for all other months in the nine month period ended September 30, 1997. The Company believes that this increase was primarily the result of two non-recurring factors, the tightening by the Company of its account treatment policies and the disconnection of services by DirecTv of all subscribers who had not converted to DirecTv's current security protocol by replacing their system access cards. The Company has distributed new access cards to these subscribers in order to reconnect their DIRECTV Services. Effective May 1, 1997, the Company temporarily revised its account treatment policies by reducing the period of time for which its disconnects subscribers due to non-payment from 60 days after the bill date to 45 days after the bill date. The Company rescinded this change in late June 1997. Subscriber disconnects stabilized to historical levels for the remainder of 1997, with subscriber churn averaging approximately 1% monthly for the 1997 year.

               The Company has yet to achieve positive operating cash flow due to cash expended in implementing its sales and administrative infrastructure, marketing expenses associated with adding new subscribers and interest and other debt servicing costs associated with financing activities. The Company expects to continue its focus on increasing its subscriber base which is expected to have a negative impact on short-term operating results. In addition, a changing competitive environment may increase the marketing expenditures necessary to acquire new subscribers. There can be no assurance that the Company's subscriber base and revenues will continue to increase or that the Company will be able to achieve or sustain profitability or positive operating cash flow.

Results of Operations

Year Ended December 31, 1997 Compared to Period Ended from Inception (January 30, 1996) to December 31, 1996

               The Company acquired the rights to provide DIRECTV Services to approximately 97,000 households during March and April 1996, and acquired an additional 286,000 households by December 31, 1996. Programming revenue generated during the year ended December 31, 1996 (the "1996 Period"), consisted of DIRECTV Services provided to the approximately 16,500 subscribers associated with these acquisitions. During 1997, the Company added approximately 1,249,000 households, and acquired approximately 66,600 subscribers, which contributed revenue to the Company for all or a portion of the year ended December 31, 1997 (the "1997 Period"). Programming revenue was approximately $41,753,000 for the 1997 Period compared to approximately $3,085,000 for the 1996 Period. This increase resulted primarily from revenue generated from (i) the subscribers acquired in conjunction with the Company's acquisitions during 1997 and, to a lesser extent, from the inclusion of a full year of revenue from subscribers acquired in the Company's 1996 acquisitions and from net subscribers added in 1997 from the Company's sales and marketing activities. During the 1997 Period, the Company added approximately 39,500 new subscribers offset by approximately 11,900 disconnects. Average monthly programming revenue per subscriber during the 1997 Period was approximately $39, which was consistent with the average monthly programming revenue per subscriber during the 1996 Period.

               Equipment sales and installation revenue totaled approximately $5,690,000 during the 1997 Period compared to approximately $324,000 during the 1996 Period. This increase resulted from the sale of DSS(R) equipment and related installations to new subscribers added during the 1997 Period.

               Costs directly associated with providing programming, equipment sales and installation revenue totaled approximately $31,147,000 during the 1997 Period compared with approximately $2,270,000 during the 1996 Period. These costs increased in direct proportion to the increase in the number of subscribers subscribing to DIRECTV Services and the increase in DSS(R) units sold between years. For the 1997 Period, the gross profit on programming revenue after recurring service fees was approximately 41%, consistent with the 1996 Period. During the 1997 Period, the Company sold DSS(R) equipment installed at average prices of approximately 12% below the Company's cost as compared to 19% during the 1996 Period. This reduced subsidy resulted from declining DSS(R) unit costs to the Company associated with volume purchases. The Company expects to continue to subsidize the cost of DSS(R) equipment, and anticipates increased subsidies as retail prices may decline as a result of increased competition.

               The Company incurred direct selling expenses of approximately $9,413,000 during the 1997 Period as compared to $853,000 during the 1996 Period. These costs included advertising and promotion expenses, sales commissions to both the Company's employee and dealer distribution channels, and marketing salaries and benefits. Including subsidies on DSS(R) equipment sales, the Company incurred approximately $239 of selling expenses for each new subscriber added (other than subscribers added through acquisitions) during the 1997 Period compared with $214 of selling expenses for each new subscriber added during the 1996 Period. Selling expenses per subscriber addition increased between periods as a direct result of increased advertising and fixed selling expenses associated with implementation of the Company's direct distribution channels.

               General and administrative expenses totaled approximately $8,707,000 during the 1997 Period or approximately 18% of revenues compared with $1,954,000 or 57% of revenues for the 1996 Period. These expenses consisted primarily of salaries and expenses associated with customer service operations, retail store and installation facility expenses, general office expenses, and other general administrative expenses. General and administrative expenses are expected to continue to further decline as a percent of total revenues in 1998 as the majority of these expenses are fixed in nature.

               Depreciation expense totaled approximately $510,000 for the 1997 Period compared to approximately $48,000 during the 1996 Period, and has increased in conjunction with the addition of general office assets, retail store assets, and the purchase of installation service vehicles. Amortization expense totaled approximately $13,999,000 for the 1997 Period compared with approximately $1,100,000 during the 1996 Period. Of the 1997 Period amount, approximately $12,647,000 relates to the acquisition of contract rights by the Company, approximately $242,000 relates to fees incurred in connection with the formation of the Company and Subsidiaries and approximately $1,110,000 relates to amortization of subscriber acquisition costs under the Company's cash back offer program.

               The Company generated a Consolidated Operating Cash Flow deficit pursuant to the terms of the Indenture of approximately $1,070,000 for the 1997 Period compared with approximately $1,593,000 for the 1996 Period. This improvement to Operating Cash Flow deficit resulted from increased revenues associated with increased subscriber penetration. The Company expects to incur an Operating Cash Flow deficit during 1998 as a result of selling expenses associated with subscriber growth

               Interest expense for the 1997 Period, including amortization of debt discount and debt issuance costs, totaled approximately $15,924,000 as compared to approximately $818,000 for the 1996 Period. This increase is associated with an increase in average borrowings under the Credit Facility, seller financing and interest associated with the Notes issued in July 1997. During the 1997 Period, the Company also earned interest revenue totaling approximately $1,467,000 on the over funded portion of the Notes.

               The Company was considered a partnership for federal and state income tax purposes for the period from inception (January 30, 1996) to October 10, 1997. All taxable income or loss was allocated to the members of the Company in accordance with the terms of the member agreement. Accordingly, no provision for income taxes has been made for the 1996 Period. The Company became a taxable entity for federal and state income tax purposes upon consummation of the Corporate Conversion on October 10, 1997.

Liquidity and Capital Resources

               The Company has required significant capital since its formation in order to acquire the rights to provide DIRECTV Services and for the start up of its operations. The Company has financed acquisitions and its other capital needs through the proceeds received from the private sale of equity securities, the issuance of seller notes, through borrowings under the Credit Facility and issuance of the Notes. Cash flows from financing activities for the 1996 Period totaled approximately $27,873,000, including $9,400,000 borrowed under the Credit Facility, approximately $32,000 from the issuance of installment notes, and approximately $18,441,000 from the sale of equity interests. In addition, the Company issued approximately $24,156,000 of seller notes during the 1996 Period to finance a portion of the purchase price for certain Rural DirecTv Markets which the Company acquired. Cash flows from financing activities during the 1997 Period totaled approximately $273,333,000, including approximately $88,269,000 borrowed under the Credit Facility, approximately $344,000 from the issuance of installment notes, approximately $152,841,000, net of discounts, from the issuance of Notes, and approximately $31,879,000 from the sale of equity interests. In addition, the Company issued approximately $17,552,000 of seller notes during the 1997 Period to finance a portion of the purchase price for certain Rural DirecTv Markets which the Company acquired.

               The Company used proceeds from the financings during the 1996 Period (i) to consummate acquisitions of certain Rural DirecTv Markets for approximately $33,700,000, excluding adjustments recorded to reflect the discount of certain of the Company's seller notes at the 9% interest rate under the Credit Facility at December 31, 1996, (ii) to pay approximately $3,150,000 in deposits toward acquisitions during the 1997 Period, (iii) to pay certain fees totaling approximately $3,516,000 incurred in conjunction with the Company's formation and fees associated with the Credit Facility, (iv) to repay approximately $9,047,000 of seller notes and other notes payable, (v) for capital expenditures totaling approximately $386,000, and (vi) for operating cash needs totaling approximately $634,000. The Company used proceeds from the financings during the 1997 Period (i) to consummate acquisitions for approximately $107,143,000, excluding adjustments recorded to reflect the discount of certain of the Company's seller notes at the 9% interest rate under the Credit Facility at December 31, 1996, (ii) to repay approximately $82,169,000 of borrowings under the Credit Facility, (iii) to pay certain fees and expenses totaling approximately $9,650,000 associated with the procurement of debt financing, (iv) to repay approximately $6,202,000 of seller notes and other notes payable, (v) for capital expenditures totaling approximately $2,611,000, (vi) expenses incurred in connection with the Company's formation totaling approximately $1,259,000, and (vi) for operating cash needs totaling approximately $7,307,000.

               In conjunction with the acquisitions of the exclusive rights to provide DIRECTV Services in certain areas of California, New Mexico, Colorado, New York, South Carolina and Georgia, the Company issued promissory notes totaling approximately $41,705,000 in favor of the sellers. The promissory notes accrue interest at per annum rates ranging from 3% to 15%. Notes with interest rates below 9% have been discounted to reflect the 9% interest rate under the Credit Facility. One of the promissory notes carries a contingent payment amount, which is dependent upon the number of subscribers in the Company's California system at October 1, 1998. The amounts due under the terms of the contingent note were approximately $4,223,000 and $6,251,000 at December 31, 1996 and 1997, respectively.

               On July 30, 1997, the Company raised approximately $146.0 million, net of underwriting discount and expenses, through the issuance of $155.0 million of the Notes, which were sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"). The Notes mature in 2007 and bear interest at 12 1/2%, payable semi-annually on February 1 and August 1. The Company used the net proceeds to fund an escrow account for the first four semi-annual interest payments due with respect to the Notes and to repay outstanding indebtedness under the Credit Facility. On January 26, 1998, the Company exchanged all of the Notes for new senior subordinated notes (the "Exchange Notes") registered under the Act. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity, security and ranking) to the terms of the Notes (which they replace), except that the Exchange Notes: (i) bear a Series B designation, (ii) are registered under the Act and, therefore, do not bear legends restricting their transfer, and (iii) are not entitled to certain registration rights and certain liquidated damages which were applicable to the Notes. The Exchange Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by all direct and indirect subsidiaries of the Company (the "Guarantors"). The Guarantors consist of all of the subsidiaries of the Company, except DTS Capital, Inc., which is a co-issuer of the Exchange Notes and has no separate assets or operations. The Company does not have assets or operations apart from the assets and operations of its subsidiaries.

               In connection with the issuance of the Notes, the Company amended and restated its Credit Facility to provide for a revolving credit facility in the amount of $70.0 million, with a $50.0 million sublimit for letters of credit, and a $20.0 million term loan facility. The proceeds of the Credit Facility, as amended, may be used (i) to refinance certain existing indebtedness, (ii) prior to December 31, 1998, to finance the acquisition of certain Rural DirecTv markets and related costs and expenses, (iii) to finance capital expenditures of the Company and its Subsidiaries and (iv) for the general corporate purposes and working capital needs of the Company and its Subsidiaries.

               The $20.0 million term loan facility must be drawn no later than July 30, 1998, and any amounts not so drawn by that date will be canceled. The term loan shall be repaid in 20 consecutive quarterly installments of $200,000 each commencing September 30, 1998 with the remaining balance due on July 30, 2003. Borrowings under the revolving credit facility established pursuant to the Credit Facility will be available to the Company until July 31, 2003; however, if the then unused portion of the commitments exceeds $10.0 million on December 31, 1998, the commitments will be reduced on such date by an amount equal to the unused portion of such commitments minus $10.0 million. Thereafter, the commitments thereunder will reduce quarterly commencing on September 30, 1999 at a rate of 3.50% through 1999, 5.75% in 2000, 7.0% in 2001, 9.0% in 2002 and 3.0%
until June 30, 2003. All of the loans outstanding will be repayable on July 31, 2003. The making of each loan under the Credit Facility will be subject to the satisfaction of certain conditions, including not exceeding a certain "borrowing base" based on the number of paying subscribers and households within the Rural DirecTv Markets served by the Company; maintaining minimum subscriber penetration throughout the term of the Credit Facility; maintaining annualized contribution per paying subscriber throughout the term of the Credit Facility based on net income plus certain sales, administrative and payroll expenses; maintaining a maximum ratio of total debt to equity beginning in the first quarter of 2000 and continuing throughout the term of the Credit Facility; maintaining a maximum ratio of total senior debt to annualized operating cash flow and a ratio of total debt to annualized operating cash flow beginning in the first quarter of 2000 and continuing throughout the term of the Credit Facility; maintaining a maximum ratio of total debt to adjusted annualized operating cash beginning in the first quarter of 1999 and continuing until the last quarter of 2000; and maintaining a maximum percentage of general and administrative expenses to revenues beginning in the first quarter of 1998 and continuing for the duration of the Credit Facility. The Company is in compliance with those covenants with which it is required to comply as of the date hereof. In addition, the Credit Facility provides that the Company will be required to make mandatory prepayments of the Credit Facility from, subject to certain exceptions, the net proceeds of certain sales or other dispositions by the Company or any of its subsidiaries of material assets and with 50% of any excess operating cash flow with respect to any fiscal year after the fiscal year ending December 31, 1998.

               Borrowings by the Company under the Credit Facility are unconditionally guaranteed by each of the Company's direct and indirect subsidiaries, and such borrowings are secured by (i) an equal and ratable pledge of all of the equity interests in the Company's subsidiaries, (ii) a first priority security interest in all of their assets, and (iii) a collateral pledge of the Company's NRTC Member Agreements.

               The Credit Facility provides that the Company may elect that all or a portion of the borrowings under the Credit Facility bear interest at a rate per annum equal to either (i) the CIBC Alternate Base Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. When applying the CIBC Alternate Base Rate with respect to borrowings pursuant to the revolving credit facility, the Applicable Margin will be (w) 2.25% per annum (when the ratio of total indebtedness of the Company to annualized operating cash flow (the "Leverage Ratio") is greater than or equal to 6.75 to 1.00), (x) 2.00% (when the Leverage Ratio is less than 6.75 to 1.00 but greater than or equal to 6.25 to 1.00), (y) 1.50% (when the Leverage Ratio is less than 6.25 to
1.00 but greater than or equal to 5.75 to 1.00) or (z) 1.25% (when the Leverage Ratio is less than 5.75 to 1.00). When applying the Eurodollar Rate with respect to borrowings pursuant to the revolving credit facility, the Applicable Margin will be (w) 3.50% per annum (when the Leverage Ratio is greater than or equal to 6.75 to 1.00), (x) 3.25% (when the Leverage Ratio is less than 6.75 to 1.00 but greater than or equal to 6.25 to 1.00), (y) 2.75% (when the Leverage Ratio is less than 6.25 to 1.00 but greater than or equal to 5.75 to 1.00) or (z) 2.50% (when the Leverage Ratio is less than 5.75 to 1.00). The Applicable Margin for borrowings pursuant to the term loan facility will be the Applicable Margin for borrowings pursuant to the revolving credit facility, plus 0.25%. As used herein, "CIBC Alternate Base Rate" means the higher of (i) CIBC's prime rate and
(ii) the federal funds effective rate from time to time plus 1/2% per annum. As used herein, "Eurodollar Rate" means the rate at which eurodollar deposits for one, two, three and six months (as selected by the Company) are offered to CIBC in the interbank eurodollar market. The Credit Facility will also provide that at any time when the Company is in default in the payment of any amount due thereunder, the principal of all loans made under the Credit Facility will bear interest at 2% per annum above the rate otherwise applicable thereto and overdue interest and fees will bear interest at a rate of 2% per annum over the CIBC Alternative Base Rate.

               Pursuant to a recent amendment to the NRTC Member Agreements, the Company and all other NRTC Members whose monthly obligations to the NRTC have exceeded $500,000 in the past six months are required to keep and maintain in full force and effect a standby letter of credit in favor of the NRTC to secure their respective payment obligations to the NRTC under the NRTC Member Agreements. The amount of the letter of credit issued at the request of the Company pursuant to the Credit Facility, is equal to three times the Company's single largest monthly invoice from the NRTC, exclusive of amounts payable for DSS(R) equipment purchased by the Company from the NRTC, or $6.28 million, and must be increased as the Company makes additional acquisitions of Rural DirecTv Markets and when the Company's obligations to the NRTC exceed the amount of the original letter of credit by 167%.

               The Company's cash and financing needs for 1998 and beyond will be dependent on the Company's level of subscriber growth and the related marketing costs to acquire new subscribers, and the working capital needs necessary to support such growth. During 1998, the Company has commitments totaling approximately $9.5 million to acquire additional contract rights, principal repayment obligations on its seller and installment notes totaling approximately $9.5 million, and commitments under various operating leases for office space and equipment. The Company expects to make capital expenditures of approximately $1.5 million during 1998. Capital expenditures will be primarily for leasehold improvements, furniture and equipment and software enhancements associated with the Company's centralized customer call center and the opening of retail stores. The Company plans to fund these obligations and operating cash requirements using borrowings under the Credit Facility and cash generated from operations. At December 31, 1997, the Company had approximately $41 million of borrowings immediately available under the Credit Facility. The Company believes that the available borrowings under the Credit Facility will provide sufficient funds to enable the Company to consummate the Georgia Acquisition, make additional acquisitions and fund debt service and operations through the maturity date of the Credit Facility in 2003. The Company believes that consummation of the Pegasus Merger will not adversely affect the ability of the Company to consummate the Georgia Acquisition and fund debt service and operations through such period, provided the Credit Facility is amended to permit the Pegasus Merger to be consummated without an event of default (due to a change in control of the Company). Such an amendment is a condition to the closing of the Pegasus Merger. Other future acquisitions by the Company may become less likely as a result of the Pegasus Merger especially if such amendment to the Credit Facility is conditioned upon a reduction in amounts available thereunder. The consummation of the Pegasus Merger will also cause a change of control to occur under the Indenture, and the issuers will be required to make an offer to purchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. The Company has entered into a commitment letter with CIBC Oppenheimer Corp. ("CIBCC") under which CIBCC has agreed to purchase the Notes tendered in response to the offer to purchase the Notes. CIBCC's commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that such alternative arrangements will be available or, if available will be on terms satisfactory to the Company. The Company's business strategy contemplates additional acquisitions of Rural DirecTv Markets which will require additional capital. The Company's operations do not currently generate positive cash flow. While the Company anticipates funding any additional acquisitions through borrowings under the Credit Facility, seller financing in connection with such acquisitions, additional debt and/or equity offerings and cash from operations, there can be no assurance that such funding would be available at the time of such acquisitions or available on favorable terms.

"Year 2000" Issues

               Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations, including the Company. The Company, however, purchases customer authorization, billing services and centralized remittance processing services from the NRTC pursuant to the NRTC Member Agreements. The NRTC has informed the Company that the computer system which provides such services is Year 2000 compatible. While minor difficulties could arise by or at the Year 2000, the Company does not expect an adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company does not hold any market risk sensitive instruments for trading or other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by this Item is set forth on pages F-2 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

               The Company had no disagreements on accounting or financial disclosure matters with its accountants, nor did it change accountants, during the period from inception (January 30, 1996) through the fiscal year ended December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

               Prior to the Corporate Conversion, the LLC was managed by its manager, DTS Management, which in turn was managed by a board of managers. As a result of the Corporate Conversion, the Company is now managed by a board of directors (the "Board"), which consists of the same persons who serve as the managers of DTS Management. DTS Management, in its capacity as sole member of such subsidiaries, continues to serve as the manager of the Company's indirect subsidiaries (other than Spacenet, Inc., which has its own board of directors). The dates of service as an executive officer with the Company reflected below include service with the Company's predecessors and DTS Management, and dates of service as a director of the Company include service on the board of managers of DTS Management. The Company's executive officers and directors and their positions are as follows:

     Name                              Age       Position

     Douglas S. Holladay, Jr......      51       President, Chief Executive Officer and Director
     Earle A. MacKenzie...........      45       Vice President and Chief Operating Officer
     William J. Dorran............      41       Senior Vice President
     Donald A. Doering............      40       Vice President, Treasurer, Secretary and Chief Financial Officer
     Michael C. Brooks............      53       Director
     Harry F. Hopper III..........      44       Director
     William Laverack, Jr.........      40       Director
     David P. Mixer...............      45       Director
     James B. Murray, Jr..........      50       Director
     Riordon B. Smith.............      37       Director

Background of Directors and Executive Officers

               Douglas S. Holladay, Jr. Mr. Holladay has been President and Chief Executive Officer of the Company since April 1996 and a director since June 1996; the Stockholders Agreement provides that the Chief Executive Officer shall serve as a director. From 1990 to April 1996, Mr. Holladay was President and Chief Operating Officer of Sterling Cellular, a multi-system rural cellular operator formed in 1989.

               Earle A. MacKenzie. Mr. MacKenzie has been Vice President and Chief Operating Officer of the Company since March 1997. From June 1991 to March 1997, Mr. MacKenzie was President of Essex Communications Consulting and its predecessor, which are providers of consulting services to the wireless telecommunications industry. Prior to June 1991, he held various executive positions with Contel Cellular, a leading wireless provider in rural and midsize markets.

               William J. Dorran. Mr. Dorran has been Senior Vice President of the Company since April 1996. From 1990 to April 1996, Mr. Dorran served in various positions with the NRTC, most recently as its Chief Operating Officer. He was involved in negotiating and structuring the NRTC's investment in DirecTv licenses and in developing and launching the NRTC's DirecTv operations.

               Donald A. Doering. Mr. Doering has been Vice President and Chief Financial Officer of the

Company since April 1996 and Treasurer and Secretary of the Company since October 1997. From May 1995 to April 1996 Mr. Doering served as a consultant to the wireless communications industry. From 1989 to May 1995 Mr. Doering served in various capacities with Sterling Cellular, most recently as Vice President and Chief Financial Officer.

                Michael C. Brooks. Mr. Brooks has been a director of the Company since February 1997 and serves in such capacity as a designee of Whitney pursuant to the Stockholders Agreement. He has been a general partner of J.H. Whitney & Co., a venture capital firm ("J.H. Whitney"), since January 1985 and currently serves as Managing Partner. Mr. Brooks is also a director of SunGard Data Systems, Inc., DecisionOne Holdings Corp., Nitinol Medical Technologies, Inc. and several private companies.

                Harry F. Hopper III. Mr. Hopper has been a director of the Company since June 1996 and serves in such capacity as a designee of the holders of the Common Stock pursuant to the Stockholders Agreement. Mr. Hopper has been a Managing Director of Columbia since January 1997. From January 1994 to January 1997, Mr. Hopper was a Senior Vice President of Columbia. From May 1990 to January 1994, he was an Executive Vice President of the corporate general partners of Bachtel Cellular Liquidity, LP and Paul S. Bachow Co-investment Fund, LP.

                William Laverack, Jr. Mr. Laverack has been a director of the Company since February 1997 and serves in such capacity as a designee of Whitney pursuant to the Stockholders Agreement. Mr. Laverack has been a general partner of Whitney since joining the firm in May 1993. From 1991 to 1993, he was a Managing Director of Gleacher & Co., Inc., a mergers and acquisitions advisory firm. From 1985 to 1991 he was employed by Morgan Stanley & Co. Incorporated in its Merchant Banking Group. Mr. Laverack is also a director of Steel Dynamics, Inc. and several private companies.

                David P. Mixer. Mr. Mixer has been a director of the Company since June 1996 and serves in such capacity as a designee of the holders of the Common Stock pursuant to the Stockholders Agreement. Since Columbia's inception in March 1989, Mr. Mixer has been a Managing Director of Columbia. Since 1988, Mr. Mixer has also been the President of Bay Cellular, a cellular communications company. Mr. Mixer is a member of the Board of Directors of each of Saville Systems PLC ("Saville Systems"), a producer of customized billing systems for service providers in the telecommunications industry, Telular Corporation and NETCOM On Line Communications Services, Inc.

                James B. Murray, Jr. Mr. Murray has been a director of the Company since June 1996 and serves in such capacity as a designee of the holders of the Common Stock pursuant to the Stockholders Agreement. Since Columbia's inception in March 1989, Mr. Murray has been a Managing Director of Columbia. From January 1990 to January 1993, Mr. Murray was also the President of Randolph Cellular Corp., a cellular communications company. Mr. Murray is a member of the Board of Directors of Saville Systems, Advanced Radio Telecom Corp., a wireless broadband telecommunications company, and of several privately-held telecommunications companies, including Merrick Tower Corporation, and Contact New Mexico, Inc.

                Riordon B. Smith. Mr. Smith has been a director of the Company since February 1997 and serves in such capacity as the designee of Chisholm Partners III, L.P. pursuant to the Stockholders Agreement. Mr. Smith is a Senior Vice President of Fleet Venture Resources, Inc., which he joined in 1990. Fleet Venture Resources, Inc. is a private equity fund with an investment focus in media and information, telecommunications services, healthcare services, industrial manufacturing, business services and consumer products and services.

Board of Directors

               All directors hold office by virtue of their designation by certain holders of capital stock of the Company pursuant to the terms of the Stockholders Agreement dated October 10, 1997 among the Company and the holders of its capital stock (the "Stockholders Agreement"). There are no family relationships between any of the directors or executive officers of the Company.

Capital

               Since the formation of Capital in July 1997, Mr. Holladay and Mr. Doering have been the only directors. Mr. Holladay is also the Chairman and President of Capital and Mr. Doering its Vice President, Treasurer and Secretary.


ITEM 11. EXECUTIVE COMPENSATION

               The following table sets forth certain information regarding the compensation of the Company's Chief Executive Officer and the Company's other executive officers whose total salary and bonus exceeded $100,000 during the year ended December 31, 1997 (the "Named Executives"), as well as the total compensation earned by the Named Executives during 1996 and 1997.

                           Summary Compensation Table

                                              Annual Compensation             Long-Term Compensation
                                                                        ----------------------------------
                                                                                          Shares of Common
                                                                        Restricted Stock  Stock Underlying      All Other
    Name and Principal Position          Year      Salary        Bonus      Awards(1)          Options        Compensation
Douglas S. Holladay, Jr.
President and Chief
Executive Officer...................     1997   $  180,000     $ 88,350    15,000(2)            13,711         $ 5,472(3)
                                         1996   $  120,171     $ 50,000    40,111(4)                 0         $ 1,932(3)
Earle A. MacKenzie
Vice President and Chief
Operating Officer...................     1997   $  127,212     $ 78,350    45,000(2)            13,711         $   102(3)
                                         1996   $        0     $      0         0                    0         $     0
Donald A. Doering
Vice President, Treasurer,
Secretary and Chief
Financial Officer...................     1997   $  126,923     $ 70,800     5,000(2)            13,711         $ 1,534(3)
                                         1996   $   83,139     $ 40,000    20,056(5)                 0         $   792(3)
William J. Dorran
Senior Vice President...............     1997       20,000     $ 25,000         0                    0         $   102(3)
                                         1996   $  113,531(6)  $ 25,000    26,882(7)                 0         $    0

----------------
(1) No market exists for the Class C Units or the Class D Units. The Company estimates that the dollar value of the Class C Units and the Class D Units at date of grant and of the Common Stock as of December 31, 1997 was zero.
(2) Messrs. Holladay, MacKenzie and Doering received 15,000, 45,000 and 5,000 Class D Units, respectively, pursuant to the Employee Unit Plan. See"--- Employee Unit Plan." As a result of the Corporation Conversion, each of Messrs. Holladay, MacKenzie and Doering received a warrant to purchase that number of shares of Common Stock equal to the number of Class D Units held by such holder. Mr. Holladay's and Mr. Doering's warrants will vest one-fourth On September 12, 1998; one-fourth on September 12, 1999; one-fourth on September 12, 2000; and one-fourth on September 12, 2001. Mr. MacKenzie's 45,000 warrants will vest one-fourth on March 24, 1998; one-fourth on March 24, 1999; one-fourth on March 24, 2000; and one-fourth on March 24, 2001. Any shares of Common Stock as to which the warrant has not yet vested will be forfeited upon the earlier to occur of (i) termination of such holder's employment with cause and (ii) such holder's voluntary resignation (including notice by the holder of nonrenewal of the applicable Employment Agreement. Pursuant to their Employment Agreements, the warrants held by Messrs. Holladay, Doering and MacKenzie shall vest immediately with respect to all shares of Common Stock upon the earlier to occur of (i) termination of such holder's employment without cause (including notice by the Company of nonrenewal of the applicable Employment Agreement) and (ii) resignation by such holder with good reason (defined as resignation following a material reduction in his responsibilities or authority with respect to the Company's business from such responsibilities and authority existing as of October 10, 1997 or the requirement that he perform material duties and responsibilities from a location outside the metropolitan Atlanta area). In the case of the warrants held by Messrs. Holladay, Doering and MacKenzie, one-half of any shares of Common Stock with respect to which the warrant has not yet vested shall vest immediately upon such holder's voluntary resignation within one year of a change of control of the Company unless such resignation was prompted by the fact that cause for termination existed. To the extent that the Company pays dividends with respect to the Common Stock, such dividends will be paid to the holder of a warrant with respect to only those shares of Common Stock underlying such warrant as to which such warrant has been exercised.
(3) Represents the premiums paid by the Company with respect to term life insurance for the benefit of such Named Executive Officers.
(4) In connection with the Corporate Conversion, Holladay Family LP exchanged (i) 40,111 Class C Units issued as of November 19, 1996 pursuant to the Holladay Employment Agreement (as defined below) and the LLC Agreement and (ii) a nonrecourse noninterest bearing promissory note in the principal amount of $401,110 for 40,111 shares of Common Stock. Such promissory note is secured by a pledge of such shares of Common Stock. The Company estimates that the dollar value of the shares issued at the time of the Corporate Conversion did not exceed the market value of the Class C Units and promissory note exchanged for such shares. The 40,111 Class C Units vested according to the following schedule: one-third on the date on which the number of households served by the Company first reached 250,000; two-thirds on the date on which such number first reached 500,000; and the remainder on the date on which such number first reached 750,000. As of the date of the Corporate Conversion, all such Class C Units were fully vested and, as of the date hereof, the shares of Common Stock received in exchange for such Class C Units are fully vested. All of Mr. Holladay's shares of Common Stock are owned by the Holladay Family Limited Partnership, a Georgia limited partnership (the "Holladay Family LP"), of which Mr. Holladay is the sole general partner and Mr. Holladay, his wife, and their children are the limited partners. To the extent that the Company pays dividends with respect to the Common Stock, Holladay Family LP will be entitled to receive such dividends with respect to the 40,111 shares of Common Stock.
 (5) In connection with the Corporate Conversion, Mr. Doering exchanged (i) 20,056 Class C Units issued as of November 19, 1996 pursuant to the Doering Employment Agreement (as defined below) and the LLC Agreement and (ii) a nonrecourse noninterest bearing promissory note in the principal amount of $200,560 for 20,056 shares of Common Stock. Such promissory note is secured by a pledge of such shares of Common Stock. The Company estimates that the dollar value of the shares issued at the time of the Corporate Conversion did not exceed the market value of the Class C Units and promissory note exchanged for such shares. Mr. Doering's 20,056 shares of Common Stock will vest according to the following schedule: one-third on March 31, 1997; one-third on March 31, 1998; and one-third on March 31, 1999. As of the date hereof, 6,685.33 of such shares of Common Stock were vested. Shares of Common Stock received by Mr. Doering in exchange for Class C Units in connection with the Corporate Conversion that have not vested will be forfeited upon the earlier to occur of (i) termination of Mr. Doering's employment with cause and (ii) Mr. Doering's voluntary resignation (including notice by Mr. Doering of nonrenewal of the Doering Employment

         Agreement). All of such unvested shares of Common Stock shall vest immediately upon the earlier to occur of (i) termination of Mr. Doering's employment without cause (including notice by the Company of nonrenewal of the Doering Employment Agreement) and (ii) resignation by Mr. Doering with good reason (defined as resignation following a material reduction in his responsibilities or authority with respect to the Company's business from such responsibilities and authority existing as of October 2, 1997 or the requirement that he perform material duties and responsibilities from a location outside the metropolitan Atlanta area). One-half of any unvested shares of Common Stock shall vest immediately upon Mr. Doering's voluntary resignation within one year of a change of control of the Company unless such resignation was prompted by the fact that cause for termination existed. To the extent that the Company pays dividends with respect to the Common Stock, Mr. Doering will be entitled to receive such dividends with respect to the 20,056 shares of Common Stock.
(6) The Company paid Mr. Dorran approximately $25,000 of his total 1996 salary and reimbursed Columbia for the balance.
(7) In connection with the Corporate Conversion, Mr. Dorran exchanged (i) 26,882 Class C Units issued as of November 19, 1996 pursuant to the Dorran Employment Agreement (as defined below) and the LLC Agreement and (ii) a nonrecourse noninterest bearing promissory note in the principal amount of $268,820 for 26,882 shares of Common Stock. Such promissory note is secured by a pledge of such shares of Common Stock. The Company estimates that the dollar value of the shares issued at the time of the Corporate Conversion did not exceed the market value of the Class C Units and promissory note exchanged for such shares. Mr. Dorran's 26,882 shares of Common Stock vested according to the following schedule: 40% on the date on which the number of households served by Company first reached 200,000; 40% on September 1, 1996; and 20% on September 1, 1997. As of the date of the Corporate Conversion, all such Class C Units were fully vested and, as of the date hereof, the shares of Common Stock received in exchange for such Class C Units are fully vested. To the extent that the Company pays dividends with respect to the Common Stock, Mr. Dorran will be entitled to receive such dividends with respect to the 26,882 shares of Common Stock.

                     Option/SAR Grants in Last Fiscal Year

                                                  Individual Grants
                              ----------------------------------------------------------

                              Number of                                                        Potential Realizable Value Assumed
                              Shares of                                                             annual Rates of Stock Price
                              Common          Percent of                                          Appreciation for Option Term
                              Stock           Total Options                                    ----------------------------------
                  Name        Underlying      Granted to
                              Options         Employees        Exercise       Expiration
                              Granted         during 1997      Price/Share       Date              5%           10%          0%
Douglas S. Holladay, Jr.      10,000(1)        22.92%             $22.50       10/10/04        $121,400      $192,300     $60,000
                               3,711(2)         8.51%             $22.50       10/30/99           --            --        $22,266

Earle A. MacKenzie            10,000(1)        22.92%             $22.50       10/10/04        $121,400      $192,300     $60,000
                               3,711(2)         8.51%             $22.50       10/30/99           --            --        $22,266

Donald A. Doering             10,000(1)        22.92%             $22.50       10/10/04        $121,400      $192,300     $60,000
                               3,711(2)         8.51%             $22.50       10/30/99           --            --        $22,266

William J. Dorran                 --             --                 --             --             --            --          --


(1) Option will vest with respect to the number of shares of Common Stock determined by multiplying (x) 25%, by (y) the number of full years that have passed since October 10, 1997, by (z) 10,000. Option may be exercised to the extent vested at any time and from time to time until its expiration on October 10, 2004. Option will, to the extent not vested, be forfeited upon the earlier to occur of (i) termination of such holder's employment with cause and (ii) such holder's voluntary resignation (including notice by the holder of nonrenewal of the applicable Employment Agreement). Option shall vest immediately upon the earlier to occur of (i) termination of such holder's employment without cause (including notice by the Company of nonrenewal of the applicable Employment Agreement) and (ii) resignation by such holder with good reason (defined as resignation following a material reduction in his responsibilities or authority with respect to the Company's business from such responsibilities and authority existing as of October 10, 1997 or the requirement that he perform material duties and responsibilities from a location outside the metropolitan Atlanta area). In the event of voluntary resignation upon a change of control of the Company, 50% of the portion of the option that is unvested shall become fully vested; provided, however, that if such voluntary resignation is prompted by the fact that cause existed for termination, then all of the unvested portion of the option shall be forfeited. In addition, the Compensation Committee of the Board has the authority to accelerate vesting of stock options with the consent of the holder of the option.
(2) Option was fully vested as of the dated of grant and may be exercised at any time and from time to time until its expiration on October 30, 1999. The Compensation Committee of the Board has the authority to accelerate vesting of stock options with the consent of the holder of the option.


Employment Agreements

               The Company has entered into an employment agreement with each of Mr. Holladay (the "Holladay Employment Agreement") and Mr. Dorran (the "Dorran Employment Agreement"), which became effective on April 1, 1996, an employment agreement with Mr. Doering (the "Doering Employment Agreement"), which became effective on April 15, 1996, and an employment agreement with Mr. MacKenzie (the "MacKenzie Employment Agreement"), which became effective on March 24, 1997 (collectively, as amended, the "Employment Agreements"). The Employment Agreements

(other than the Dorran Employment Agreement) were amended effective October 10, 1997, the date of the Corporate Conversion, and effective November 6, 1997, the date an Agreement in Principle with respect to the Pegasus Merger was signed, which amendments are subject to stockholder approval. The Holladay, Doering and Dorran Employment Agreements expire on March 31 of each year and are automatically renewed for successive one-year terms unless the Company gives notice of nonrenewal or the employee gives notice of resignation on or prior to January 31 preceding the expiration date. The MacKenzie Employment Agreement expires on March 23 of each year and is automatically renewed for successive one-year terms unless terminated by either Mr. MacKenzie or the Company. The Company may terminate any of the Employment Agreements prior to the end of their terms with or without cause.

               The Holladay Employment Agreement provides that Mr. Holladay will be paid a salary of $15,000 per month from January 1, 1997 through March 31, 1998. Mr. Holladay's current compensation is $15,000 per month. The Employment Agreements provide that each of Mr. Doering and Mr. Dorran will be paid a salary not less than $120,000 per year, which salary shall be reviewed not less often than annually by the Board to determine whether such salary should be increased. Mr. Doering's compensation is currently $130,000 per year. The MacKenzie Employment Agreement provides that Mr. MacKenzie will be paid a salary of $6,731 bi-weekly, which salary shall be reviewed on each successive March 24 by the Chief Executive Officer of the Company and the Board to determine whether such salary should be increased. During the term of the applicable Employment Agreement, each of Messrs. Holladay, Doering and Dorran will also be paid a bonus on or before January 31 in an amount determined by the Board in its sole discretion in light of his performance during the prior fiscal year. Under the MacKenzie Employment Agreement, Mr. MacKenzie will be paid a bonus of $50,000 per year, if the financial and operating objectives of the Company are met as of the end of the applicable calendar year, which amount may be increased in the sole discretion of the Company if such objectives are materially exceeded. The Holladay Employment Agreement, the MacKenzie Employment Agreement and the Doering Employment Agreement provide that in the event that Mr. Holladay, Mr. MacKenzie or Mr. Doering, respectively, (i) is terminated without cause, (ii) resigns for good reason (defined as resignation following a material reduction in his responsibilities or authority with respect to the Company's business from such responsibilities and authority existing as of October 2, 1997 or the requirement that he perform material duties and responsibilities from a location outside the metropolitan Atlanta area), (iii) resigns for any reason within one year following a change of control of the Company, or (iv) is notified of nonrenewal of his Employment Agreement, then he shall receive severance payments from the Company equal to 12 to 24 months' base salary, depending upon the timing and circumstances of their termination.

               Pursuant to their respective Employment Agreements and the LLC Agreement, the Company issued 40,111, 20,056 and 26,882 Class C Units to Messrs. Holladay, Doering and Dorran, respectively which Class C Units, together with certain noninterest bearing promissory notes, were exchanged for shares of Common Stock in connection with the Corporate Conversion. See "-- Executive Compensation." Their Employment Agreements also permitted Messrs. Holladay, Doering and Dorran to purchase Class B Units at a price of $10.00 per Unit. Pursuant to these rights, Mr. Holladay purchased 46,000 Class B Units, Mr. Doering purchased 17,500 Class B Units and Mr. Dorran purchased 37,000 Class B Units. In connection with the Corporate Conversion, each such Class B Unit was converted into one share of Common Stock. All of Mr. Holladay's shares of Common Stock are held by the Holladay Family LP. Although no market has ever existed for the Class B Units, the Company believes that the $10.00 per Class B Unit purchase price was no less than the fair market value of such Units on the dates they were purchased. To enable Messrs. Holladay, Doering and Dorran to purchase a portion of these Class B Units, Columbia DBS Investors, L.P. loaned them

$160,000, $80,000 and 190,000, respectively. Each such loan is secured by a pledge of 20,000 shares of Common Stock in the case of Mr. Holladay and Mr. Dorran and 10,000 shares of Common Stock in the case of Mr. Doering, and is evidenced by a promissory note bearing interest at a rate of 10% per annum, payable in full at maturity and maturing upon the earlier to occur of (i) April 1, 2001 and (ii) receipt by Mr. Holladay, Mr. Doering or Mr. Dorran, as the case may be, of the proceeds from the sale of all of the shares of Common Stock received upon conversion of his Class B Units (including, in the case of Mr. Holladay, the shares of Common Stock received upon conversion of the Class B Units held by the Holladay Family LP). The notes are subject to mandatory prepayment equal to (i) 100% of all cash distributions, other than distributions to pay taxes, received by Mr. Holladay, Mr. Doering or Mr. Dorran, as the case may be, from the Company with respect to the shares of Common Stock received upon conversion of Class B Units, plus (ii) 60% of the cash proceeds received from Mr. Holladay, Mr. Doering or Mr. Dorran, as the case may be, from a sale of less than all of the shares of Common Stock received upon conversion of Class B Units.

               Their Employment Agreements and Subscription Agreements with respect to shares of Common Stock received upon conversion of the Class C Units provide that the Company has the option to repurchase all of the shares of Common Stock received upon conversion of Class C Units held by Mr. Holladay (or by the Holladay Family LP), Mr. Doering or Mr. Dorran, as the case may be, that have vested and all of such executive's shares of Common Stock received upon conversion of Class B Units at fair market value if such executive's employment with the Company is terminated for cause by the Company or if such executive resigns prior to April 1, 1998 with respect to Mr. Holladay and Mr. Dorran or April 1, 1999 with respect to Mr. Doering. After April 1, 1998 with respect to Mr. Holladay and Mr. Dorran or April 1, 1999 with respect to Mr. Doering, none of their shares of Common Stock is subject to repurchase under the Employment Agreements or Subscription Agreements. Mr. Doering's Class C Units that have not vested will be forfeited or their acceleration vested upon certain conditions. At such time as employment is terminated, all unvested shares of Common Stock received upon conversion of Class C Units held by Mr. Dorran shall be forfeited, except that if Mr. Dorran's employment is terminated by the Company other than for cause, Mr. Dorran's shares of Common Stock received upon conversion of Class C Units will become fully vested. See " -- Executive Compensation."


Employee Unit Plan

               In March 1997 DTS Management adopted an Employee Unit Plan (the "Employee Unit Plan") providing for the issuance of up to 180,000 Class D Units to employees or independent contractors of DTS Management or the Subsidiaries at prices equal to the market value thereof as of the date of issuance and pursuant to terms and conditions (including vesting) determined by DTS Management. As of October 9, 1997 (the date immediately prior to the Corporate Conversion), 124,000 Class D Units had been issued pursuant to the Employee Unit Plan, of which 15,000 Class D Units were issued to Mr. Holladay, 45,000 Class D Units were issued to Mr. MacKenzie and 5,000 Class D Units were issued to Mr. Doering. In connection with the Corporate Conversion, each holder's Class D Units were converted into a warrant to purchase at $22.50 per share a number of shares of Common Stock equal to the number of Class D Units held by such holder and are subject to certain vesting requirements.

Stock Option Plan

               In October 1997, the Board adopted and the stockholders approved the Digital Television Services, Inc. 1997 Stock Option Plan (the "Employee Stock Plan") pursuant to which up to 100,000 shares of Common Stock (or such larger number of shares as may be approved by the compensation committee of the Board) may be granted to employees or independent contractors of the Company or the Subsidiaries at prices equal to the market value thereof as of the date of issuance and pursuant to such terms and conditions (including vesting) as the Board shall determine. As of the date hereof, stock options have been granted with respect to 43,633 shares of Common Stock with an exercise price of $22.50 per share. Messrs. Holladay, MacKenzie and Doering each received stock options exercisable with respect to 10,000 shares of Common Stock effective October 10, 1997, which options vest 25% per year through October 10, 2001 and stock options exercisable with respect to 3,711 shares of Common Stock effective October 30, 1997, which options vest 25% per year through October 30, 2001. Forfeiture and accelerated vesting provisions substantially identical to those applicable to their warrants also apply to stock options held by Messrs. Holladay, MacKenzie and Doering. In addition, the compensation committee of the Board has the authority to accelerate vesting of stock options and to redesignate incentive stock options as nonqualified stock options with the consent of the relevant optionee.

Director Compensation

         Directors do not receive compensation in their capacity as directors, but are entitled to reimbursement of expenses incurred in connection with their attendance at Board meetings.

Compensation Committee Interlocks and Insider Participation

         The Company's compensation committee consists of Mr. Brooks (chairman), Mr. Smith and Mr. Mixer. Mr. Smith is a Senior Vice President of Fleet Venture Resources, Inc., which is an affiliate of Fleet National Bank, the documentation agent and a lender under the Credit Facility. Fleet Venture Resources, Inc. and its affiliate, Fleet Equity Partners VI, L.P., own in the aggregate 367,960 shares of Series A Preferred Stock, representing approximately 13% of all classes of the Company's capital stock. Mr. Mixer is a principal of Columbia Capital Corporation. Columbia formed the Company in 1996 and provides financial, managerial and other services to the Company. The Company paid Columbia approximately $47,000 in 1997 for such services. Columbia and its affiliates own 327,613 shares of Series A Preferred Stock and 1,949,500 shares of Common Stock, representing approximately 64% of all classes of the Company's capital stock.


Director Compensation

         Directors do not receive compensation in their capacity as directors, but are entitled to reimbursement of expenses incurred in connection with their attendance at Board meetings.

Compensation Committee Interlocks and Insider Participation

         The Company's compensation committee consists of Mr. Brooks (chairman), Mr. Smith and Mr. Mixer.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth certain information as of March 23 , 1998, regarding beneficial ownership of (i) the Company's capital stock by all directors of the Company and all Named Executives, and all directors and executive officers of the Company as a group, and (ii) the Company's voting securities by persons or entities known to the Company to be the beneficial owner of more than five percent of any class of such securities.


                                                                                     Series A Preferred    Percent of All
                                                            Common Stock                   Stock            Capital Stock
                                                    --------------------------     ----------------------   Considered as
Name and Address                                    Number of       Percentage     Number of   Percentage     a Single
of Beneficial Owner                                  Shares          of Class       Shares      of Class      Class(19)

Whitney Equity Partners, L.P.(1).................           --           --         608,424       43.34%      17.18%
Fleet Venture Resources, Inc.(2).................           --           --         468,019       33.33%      13.22%
Fleet Equity Partners VI, L.P.(2)................           --           --         468,019       33.33%      13.22%
Chisholm Partners III, L.P.(2)...................           --           --         468,019       33.33%      13.22%
Kennedy Plaza Partners(2)........................           --           --         468,019       33.33%      13.22%
Columbia Capital Corporation(3)(4)...............    1,949,500       91.22%         327,613       23.33%      64.31%
Columbia DBS Class A Investors, LLC(3)(5)........           --           --         327,613       23.33%       9.25%
Columbia DBS Investors, L.P.(3)(6)...............    1,937,579       90.67%              --           --      54.72%
Harry F. Hopper III(3)(7)........................           --           --              --           --          --
David P. Mixer(8)(9).............................           --           --              --           --          --
James B. Murray, Jr.(8)(10)......................           --           --              --           --          --
William Laverack, Jr.(11)........................           --           --         608,424       43.34%      17.18%
Michael C. Brooks(12)............................           --           --         608,424       43.34%      17.18%
Riordon B. Smith(13).............................           --           --         468,019       33.33%      13.22%
Douglas S. Holladay, Jr.(14)(15).................       86,111        4.03%              --           --       2.43%
Earle A. MacKenzie(14)(16).......................           --           --              --           --          --
William J. Dorran(17)............................       63,882        2.99%              --           --       1.80%
Donald A. Doering(14)(18)........................       37,556        1.76%              --           --       1.06%
All managers and executive officers as a
group (10 Persons)..............................       187,549        8.78%       1,076,443       76.67%      35.69%

----------------

         (1) The address of this person is 177 Broad Street, Stamford, Connecticut 06901.
         (2) Includes 257,572 shares of Series A Preferred Stock held by Fleet Venture Resources, Inc. and Fleet Equity Partners VI, L.P. (together, the "Fleet Entities") and 93,604 shares of Series A Preferred Stock held by Chisholm Partners III, L.P., and 6,455 shares of Series A Preferred Stock held by Kennedy Plaza Partners. The address of this person is 50 Kennedy Plaza, RI MO F12C, Providence, Rhode Island 02903.
         (3) The address of this person is 201 N. Union Street, Suite 300, Alexandria, Virginia 22314-2642.
         (4) Includes 327,613 shares of Series A Preferred Stock held by Columbia DBS Class A Investors, LLC, 1,937,579 shares of Common Stock held by Columbia DBS Investors, L.P. and 11,921 shares of Common Stock held by Columbia DBS, Inc. Columbia Capital Corporation is the sole general partner of Columbia DBS Investors, L.P. and as such has sole investment and voting power over the shares of Common Stock held by Columbia DBS Investors, L.P. The same persons who serve as directors of Columbia Capital Corporation also serve as directors of Columbia DBS, Inc. and have a majority of the voting power of Columbia DBS Class A Investors, LLC. Columbia Capital Corporation disclaims beneficial ownership of such shares of capital stock, except the shares of capital stock held by Columbia DBS Investors, L.P.
         (5) Excludes 1,937,579 shares of Common Stock held by Columbia DBS Investors, L.P., and 11,921 shares of Common Stock held by Columbia DBS, Inc. The same persons who have a majority of the voting power of Columbia DBS Class A Investors, LLC also serve as directors of each of Columbia Capital Corporation and Columbia DBS, Inc. Columbia Capital Corporation is the sole general partner of

                  Columbia DBS Investors, L.P. and as such has sole investment and voting power over the shares of capital stock held by Columbia DBS Investors, L.P. Columbia DBS Class A Investors, LLC disclaims beneficial ownership of all shares of capital stock except those shares of capital stock held directly by it.
         (6) Excludes 327,613 shares of Series A Preferred Stock held by Columbia DBS Class A Investors, LLC and 11,921 shares of Common Stock held by Columbia DBS, Inc. Columbia Capital Corporation is the sole general partner of Columbia DBS Investors, L.P. and as such has sole investment and voting power over the shares of Common Stock held by Columbia DBS Investors, L.P. The same persons who serve as directors of Columbia Capital Corporation also serve as directors of Columbia DBS, Inc. and have a majority of the voting power of Columbia DBS Class A Investors, LLC. Columbia DBS Investors, L.P. disclaims beneficial ownership of all shares of capital stock except those shares of capital stock held directly by it.
         (7) Excludes 1,937,579 shares of common stock held by Columbia DBS Investors, L.P. and 11,921 shares of capital stock held by Columbia DBS, Inc. Mr. Hopper is a shareholder of Columbia Capital Corporation and Columbia DBS, Inc. and a limited partner of Columbia DBS Investors, L.P. Mr. Hopper disclaims beneficial ownership of the shares of Common Stock held by Columbia DBS Investors, L.P. and Columbia DBS, Inc.
         (8) Excludes 327,613 shares of Series A Preferred Stock held by Columbia DBS Class A Investors, LLC, 1,937,579 shares of Common Stock held by Columbia DBS Investors, L.P. and 11,921 shares of Common Stock held by Columbia DBS, Inc. Messrs. Mixer and Murray are members of Columbia DBS Class A Investors, LLC, limited partners of Columbia DBS Investors, L.P., and shareholders of Columbia Capital Corporation (the sole general partner of Columbia DBS Investors, L.P.) and Columbia DBS, Inc. Messrs. Mixer and Murray disclaim beneficial ownership of the shares of capital stock held by Columbia DBS Class A Investors, LLC, Columbia DBS Investors, L.P., and Columbia DBS, Inc.
         (9) The address of this person is 5586 Post Road, Suite 110, East Greenwich, Rhode Island 02818.
         (10) The address of this person is 0 Court Square, P.O. Box 1465, Charlottesville, Virginia 22901.
         (11) Includes 608,424 shares of Series A Preferred Stock held by Whitney Equity Partners L.P. Mr. Laverack has shared voting and investment power over such shares of Series A Preferred Stock with the managing members of the general partner of Whitney Equity Partners, L.P. and disclaims beneficial ownership of such shares of Series A Preferred Stock. The address of this person is 177 Broad Street, Stamford, CT 06901.
         (12) Includes 608,424 shares of Series A Preferred Stock held by Whitney Equity Partners, L.P. Mr. Brooks has shared voting and investment power over such shares of Series A Preferred Stock with the managing members of the general partner of Whitney Equity Partners, L.P. and disclaims beneficial ownership of such shares of Series A Preferred Stock. The address of this person is 177 Broad Street, Stamford, CT 06901.
         (13) Includes 367,960 shares of Series A Preferred Stock held by the Fleet Entities and 93,604 shares of Series A Preferred Stock held by Chisholm Partners III, L.P., and 6,455 shares of Series A Preferred Stock held by Kennedy Plaza Partners. Mr. Smith, a member of the Board, is a Senior Vice President of each of the managing general partners of Fleet Equity Partners VI, L.P., is a Senior Vice President of Fleet Venture Resources, Inc., is a Senior Vice President of the corporation that is the general partner of the partnership that is the general partner of Chisholm Partners III, L.P., and a partner of Kennedy Plaza Partners. As Senior Vice President of Fleet Growth Resources II, Inc. and Silverado IV Corp. (the two general partners of Fleet Equity Partners VI, L.P.) and as a Senior Vice President of Fleet Venture Resources, Inc. and Silverado III Corp. (the general partner of the partnership (Silverado III, L.P.) which is the general partner of Chisholm Partners III, L.P.), Mr. Smith may be considered to share investment and voting power with Robert M. Van Degna and Habib
                  Y. Gorgi, the Chairman and CEO, and President, respectively, of the aforementioned entities. As a partner of Kennedy Plaza Partners, Mr. Smith may be considered to share investment and voting power with Mr. Van Degna and Mr. Gorgi, the Managing General Partners of Kennedy Plaza Partners. Mr. Smith disclaims beneficial ownership of all shares held directly by Fleet Venture Resources, Inc. and all shares held directly by Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P. and Kennedy Plaza Partners, except for his pecuniary interest therein. The address of this person is 50 Kennedy Plaza, RI MO F12C, Providence, Rhode Island 02903.
         (14) The address of this person is Building C-200, 880 Holcomb Bridge Road, Roswell, Georgia 30076.

         (15) All of Mr. Holladay's shares of Common Stock are held by the Holladay Family LP. Mr. Holladay was issued 15,000 Class D Units on September 12, 1997 pursuant to the Employee Unit Plan. Mr. Holladay's Class D Units were converted into a warrant to purchase 15,000 shares of Common Stock in connection with the Corporate Conversion. Mr. Holladay was granted stock options to acquire 10,000 shares and 3,711 shares of Common Stock under the Employee Stock Plan effective October 10, 1997 and October 30, 1997, respectively. Upon full exercise of such warrant and stock options, Mr. Holladay would beneficially own 3.22% of the capital stock of the Company (including the shares of Common Stock owned by the Holladay Family LP).
         (16) Mr. MacKenzie was issued 45,000 Class D Units on March 24, 1997 pursuant to the Employee Unit Plan. Mr. MacKenzie's Class D Units were converted into a warrant to purchase 45,000 shares of Common Stock in connection with the Corporate Conversion. Mr. MacKenzie was granted stock options to acquire 10,000 shares and 3,711 shares of Common Stock under the Employee Stock Plan effective October 10, 1997 and October 30, 1997, respectively. Upon full exercise of such warrant and stock options, Mr. MacKenzie would beneficially own 1.63% of the capital stock of the Company.
         (17) The address of this person is 2808 Octavia Street, San Francisco, California 94123.
         (18) Mr. Doering was issued 5,000 Class D Units on September 12, 1997 pursuant to the Employee Unit Plan. Mr. Doering's Class D Units were converted into a warrant to purchase 5,000 shares of Common Stock in connection with the Corporate Conversion. Mr. Doering was granted stock options to acquire 10,000 shares and 3,711 shares of Common Stock under the Employee Stock Plan effective October 10, 1997 and October 30, 1997, respectively. Upon full exercise of such warrant and stock options, Mr. Doering would beneficially own 1.58% of the capital stock of the Company.
         (19) Excludes 124,000 shares of Common Stock issuable to employees and consultants upon the exercise of certain warrants.

               The Pegasus Merger, if consummated, will result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Columbia provides financial, managerial and other services to the Company. The Company has formulated its business plan in reliance upon market research, financial analysis and recommendations, some of which have been provided by Columbia. The Company paid Columbia approximately $47,000 in 1997 for such services. Columbia formed the Company in 1996. Columbia and its affiliates own 327,613 shares of Series A Preferred Stock and 1,949,500 shares of Common Stock, representing approximately 64% of all classes of the Company's capital stock. Messrs. Hopper, Mixer and Murray are principals of Columbia and directors of the Company.

               Fleet National Bank is the documentation agent and a lender under the Company's bank credit facility. Fleet National Bank is an affiliate of Fleet Venture Resources, Inc. and Fleet Equity Partners VI, L.P., which in the aggregate own 367,960 shares of Series A Preferred Stock, representing approximately 13% of all classes of the Company's capital stock. Mr. Smith is a Senior Vice President of Fleet Venture Resources, Inc. and a director of the Company.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)         Financial Statements

               The Financial Statements listed in the accompanying Index on page F-1 are filed as a part of this Report.


(a)(2)         Financial Statement Schedules

               Financial statement schedules are omitted because they are either: (i) not applicable or not required; or (ii) the information required is contained in the consolidated financial statements or the notes thereto.

(a)(3)         Exhibits

               Refer to (c) below.

(b)            Reports on Form 8-K

               None.

(c)            Exhibits.

               Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       Digital Television Services, Inc.

 March 23, 1998                        By: /s/ Douglas S. Holladay, Jr.
--------------------                       ------------------------------------
Date                                       Douglas S. Holladay, Jr.
                                           President, Chief Executive Officer
                                           and Director



                                POWER OF ATTORNEY

               KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Douglas
S. Holladay, Jr. and Donald A. Doering, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

               Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the Digital Television Services, Inc. and in the capacities and on the dates indicated.

Signatures                       Title                                Date
----------                       -----                                ----
/s/ Douglas S. Holladay, Jr.    President, Chief Executive       March 23, 1998
-----------------------------   Officer and Director
    Douglas S. Holladay, Jr.    (principal executive officer)

/s/ Donald A. Doering           Vice President, Treasurer,       March 23, 1998
-----------------------------   Secretary and Chief Financial
    Donald A. Doering           Officer (principal financial
                                and accounting officer)

/s/ Michael C. Brooks           Director                         March 23, 1998
-----------------------------
    Michael C. Brooks

                                Director                         March __, 1998
-----------------------------
    Harry F. Hopper III

                                Director                         March __, 1998
-----------------------------
    William Laverack, Jr.


Signatures                      Title                                 Date
----------                      -----                                 ----
/s/ David P. Mixer              Director                         March 23, 1998
-----------------------------
    David P. Mixer

/s/ James B. Murray             Director                         March 23, 1998
-----------------------------
    James B. Murray

/s/ Riordon B. Smith            Director                         March 23, 1998
-----------------------------
    Riordon B. Smith


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTS Capital, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       DTS Capital, Inc.


 March 23, 1998                        By: /s/ Douglas S. Holladay, Jr.
--------------------                       ------------------------------------
Date                                       Douglas S. Holladay, Jr.
                                           President and Director



                                POWER OF ATTORNEY

               KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Douglas
S. Holladay, Jr. and Donald A. Doering, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

               Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of DTS Capital, Inc. and in the capacities and on the dates indicated.

Signatures                      Title                                Date
----------                      -----                                ----

/s/ Douglas S. Holladay, Jr.    President and Director           March 23, 1998
-----------------------------   (principal executive officer)
    Douglas S. Holladay, Jr.

/s/ Donald A. Doering           Vice President, Treasurer,       March 23, 1998
-----------------------------   Secretary and Director
    Donald A. Doering           (principal financial and
                                accounting officer)


                        DIGITAL TELEVISION SERVICES, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Arthur Andersen, LLP.............................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997...............  F-3
Consolidated Statements of Operations for the period from Inception
   (January 30, 1996) to December 31, 1996 and for the year ended
   December 31, 1997.......................................................  F-4
Consolidated Statements of Members'/Stockholders' Equity for the
   period from Inception (January 30, 1996) to December 31, 1996 and for the year ended December 31, 1997....................................  F-5
Consolidated Statements of Cash Flows for the period from Inception
   (January 30, 1996) to December 31, 1996 and for the year ended
   December 31, 1997.......................................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Digital Television Services, Inc.:

     We have audited the accompanying consolidated balance sheets of DIGITAL TELEVISION SERVICES, INC. (a Delaware corporation and formerly Digital Television Services, LLC) AND SUBSIDIARIES as of December 31, 1996 and 1997 and the related consolidated statements of operations, members'/stockholders' equity, and cash flows for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Television Services, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 18, 1998

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1997
                                                              ------------    -------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,595,955     $ 39,113,152
  Restricted cash...........................................           --       19,006,386
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $6,750
       and $190,647 at December 31, 1996 and 1997,
       respectively.........................................      893,950        4,629,539
     Other..................................................      154,840          544,480
  Inventory.................................................      244,544        2,229,918
  Other (Note 2)............................................      234,153           92,605
                                                              -----------     ------------
          Total current assets..............................    3,123,442       65,616,080
                                                              -----------     ------------
RESTRICTED CASH.............................................           --       18,020,702
                                                              -----------     ------------
PROPERTY AND EQUIPMENT, at cost (Note 2)....................      478,445        3,474,754
  Less accumulated depreciation.............................      (44,339)        (554,537)
                                                              -----------     ------------
                                                                  434,106        2,920,217
                                                              -----------     ------------
CONTRACT RIGHTS AND OTHER ASSETS, NET (Note 2)..............   38,604,625      171,105,067
                                                              -----------     ------------
                                                              $42,162,173     $257,662,066
                                                              ===========     ============

              LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,041,019     $  4,495,937
  Accrued liabilities.......................................    1,380,321       40,275,901
  Unearned revenue..........................................    1,082,601        3,314,397
  Current maturities of long-term debt......................    6,033,732       14,950,430
  Other.....................................................       92,279          299,766
                                                              -----------     ------------
          Total current liabilities.........................    9,629,952       63,336,431
                                                              -----------     ------------
LONG-TERM DEBT, less current maturities.....................   17,542,883      177,641,876
                                                              -----------     ------------
OTHER LIABILITIES...........................................       83,615           46,646
                                                              -----------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 8, and 10)
MEMBERS'/STOCKHOLDERS' EQUITY
  Class A units.............................................           --               --
  Class B units.............................................   18,440,982               --
  Class C units.............................................           --               --
  Class D units.............................................           --               --
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; 1,404,056 issued and outstanding at
     December 31, 1997......................................           --           14,041
  Common stock, $.01 par value; 10,000,000 shares
     authorized; 2,137,049 issued and outstanding at
     December 31, 1997......................................           --           21,370
  Additional paid-in capital................................           --       25,826,080
  Retained deficit..........................................   (3,535,259)      (9,224,378)
                                                              -----------     ------------
          Total members'/stockholders' equity...............   14,905,723       16,637,113
                                                              -----------     ------------
                                                              $42,162,173     $257,662,066
                                                              ===========     ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  INCEPTION
                                                               (JANUARY 30) TO      YEAR ENDED
                                                                DECEMBER 31,       DECEMBER 31,
                                                                    1996               1997
                                                              -----------------    ------------
REVENUE:
  Programming revenue.......................................     $ 3,085,146       $ 41,752,873
  Equipment and installation revenue........................         323,663          5,690,253
                                                                 -----------       ------------
          Total revenue.....................................       3,408,809         47,443,126
                                                                 -----------       ------------
COST OF REVENUE:
  Programming expense.......................................       1,595,963         20,694,127
  Cost of equipment and installation........................         398,144          6,443,374
  Service fees..............................................         275,704          4,009,353
                                                                 -----------       ------------
          Total cost of revenue.............................       2,269,811         31,146,854
                                                                 -----------       ------------
GROSS PROFIT................................................       1,138,998         16,296,272
                                                                 -----------       ------------
OPERATING EXPENSES:
  Sales and marketing.......................................         778,036          8,659,446
  General and administrative................................       1,953,635          8,706,851
  Depreciation and amortization.............................       1,147,963         14,509,152
                                                                 -----------       ------------
          Total operating expenses..........................       3,879,634         31,875,449
                                                                 -----------       ------------
OPERATING LOSS..............................................      (2,740,636)       (15,579,177)
                                                                 -----------       ------------
OTHER INCOME (EXPENSE):
  Interest expense, net.....................................        (817,603)       (14,457,088)
  Other income (expense)....................................          22,980           (111,350)
                                                                 -----------       ------------
                                                                    (794,623)       (14,568,438)
                                                                 -----------       ------------
NET LOSS....................................................     $(3,535,259)      $(30,147,615)
                                                                 ===========       ============

 The accompanying notes are an integral part of these consolidated statements.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF MEMBERS'/STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (JANUARY 30, 1996) THROUGH DECEMBER 31, 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997

                               CLASS A                    CLASS B                CLASS C             CLASS D
                       ------------------------   ------------------------   ----------------   -----------------
                         UNITS        AMOUNT        UNITS        AMOUNT       UNITS    AMOUNT    UNITS     AMOUNT
                       ----------   -----------   ----------   -----------   -------   ------   --------   ------
BALANCE, January 30,
  1996...............          --   $        --           --   $        --        --    $ --          --    $ --
  Sale of Class B
    Units............          --            --    1,844,098    18,440,982        --      --          --      --
  Issuance of Class C
    Units............          --            --           --            --    87,049      --          --      --
  Net loss...........          --            --           --    (3,535,259)       --      --          --      --
                       ----------   -----------   ----------   -----------   -------    ----    --------    ----
BALANCE, December 31,
  1996...............          --            --    1,844,098    14,905,723    87,049      --          --      --
  Sale of Class A
    Units............   1,333,333    29,820,008           --            --        --      --          --      --
  Sale of Class B
    Units............          --            --      205,902     2,058,997        --      --          --      --
  Issuance of Class D
    Units............          --            --           --            --        --      --     124,000      --
  Net Loss (January
    1, 1997 through
    October 10,
    1997.............          --    (3,958,517)          --   (16,964,720)       --      --          --      --
                       ----------   -----------   ----------   -----------   -------    ----    --------    ----
BALANCE, October 10,
  1997...............   1,333,333    25,861,491    2,050,000            --    87,049      --     124,000      --
  Conversion of
    Capital (Note
    7)...............  (1,333,333)  (25,861,491)  (2,050,000)           --   (87,049)     --    (124,000)     --
  Net Loss (October
    11, 1997 through
    December 31,
    1997.............          --            --           --            --        --      --          --      --
                       ----------   -----------   ----------   -----------   -------    ----    --------    ----
BALANCE, December 31,
  1997...............          --   $        --           --   $        --        --    $ --          --    $ --
                       ==========   ===========   ==========   ===========   =======    ====    ========    ====

                                                                                                       TOTAL
                          PREFERRED STOCK          COMMON STOCK        ADDITIONAL                    MEMBERS'/
                       ---------------------   ---------------------     PAID-IN      RETAINED     STOCKHOLDERS'
                        SHARES     PAR VALUE    SHARES     PAR VALUE     CAPITAL       DEFICIT         EQUITY
                       ---------   ---------   ---------   ---------   -----------   -----------   --------------
BALANCE, January 30,
  1996...............         --    $    --           --    $    --    $        --   $        --    $        --
  Sale of Class B
    Units............         --         --           --         --             --            --     18,440,982
  Issuance of Class C
    Units............         --         --           --         --             --            --             --
  Net loss...........         --         --           --         --             --            --     (3,535,259)
                       ---------    -------    ---------    -------    -----------   -----------    -----------
BALANCE, December 31,
  1996...............         --         --           --         --             --            --     14,905,723
  Sale of Class A
    Units............         --         --           --         --             --            --     29,820,008
  Sale of Class B
    Units............         --         --           --         --             --            --      2,058,997
  Issuance of Class D
    Units............         --         --           --         --             --            --             --
  Net Loss (January
    1, 1997 through
    October 10,
    1997.............         --         --           --         --             --            --    (20,923,237)
                       ---------    -------    ---------    -------    -----------   -----------    -----------
BALANCE, October 10,
  1997...............         --         --           --         --             --            --     25,861,491
  Conversion of
    Capital (Note
    7)...............  1,404,056     14,041    2,137,049     21,370     25,826,080            --             --
  Net Loss (October
    11, 1997 through
    December 31,
    1997.............         --         --           --         --             --    (9,224,378)    (9,224,378)
                       ---------    -------    ---------    -------    -----------   -----------    -----------
BALANCE, December 31,
  1997...............  1,404,056    $14,041    2,137,049    $21,370    $25,826,080   $(9,224,378)   $16,637,113
                       =========    =======    =========    =======    ===========   ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 INCEPTION
                                                              (JANUARY 30) TO     YEAR ENDED
                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1996              1997
                                                              ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (3,535,259)     $(30,147,615)
                                                               ------------      ------------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      1,106,264        13,412,025
     Amortization of capitalized debt costs and debt
       discount.............................................        313,329         2,423,535
     Amortization of deferred promotional costs.............         41,699         1,097,127
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable, net.............................       (428,281)       (1,678,650)
       Inventory............................................       (218,140)       (1,566,129)
       Other current assets.................................       (269,721)         (771,194)
       Accounts payable.....................................        877,630            19,297
       Accrued liabilities and other liabilities............      1,099,003        11,721,655
       Unearned revenue.....................................        379,533        (1,817,178)
                                                               ------------      ------------
          Total adjustments.................................      2,901,316        22,840,488
                                                               ------------      ------------
          Net cash used in operating activities.............       (633,943)       (7,307,127)
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net of
     acquisitions...........................................       (382,175)       (2,611,405)
  Disposals of property and equipment.......................         (3,930)               --
  Increase in restricted cash for payment of subordinated
     notes..................................................             --       (37,027,088)
  Purchase of contract rights and related net assets, net of
     amounts financed.......................................    (12,695,488)      (89,590,710)
  Increase in other assets..................................       (693,690)       (1,222,307)
                                                               ------------      ------------
          Net cash used in investing activities.............    (13,775,283)     (130,451,510)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank credit facility........................      9,400,000        88,269,409
  Repayment of bank credit facility.........................             --       (82,169,409)
  Proceeds from subordinated notes offering, net of
     discounts..............................................             --       152,840,850
  Issuance of notes payable.................................         32,399           344,417
  Repayment of seller notes and other notes payable.........     (9,047,023)       (6,201,532)
  Capitalized financing fees................................     (2,821,177)       (9,649,936)
  Sale of Member Units......................................     18,440,982        31,879,005
  Other, net................................................             --           (36,970)
                                                               ------------      ------------
          Net cash provided by financing activities.........     16,005,181       175,275,834
                                                               ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      1,595,955        37,517,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............             --         1,595,955
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  1,595,955      $ 39,113,152
                                                               ============      ============
SUPPLEMENTAL NONCASH FINANCING ACTIVITY:
  NRTC patronage capital declared...........................   $     83,615      $         --
                                                               ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................   $    301,035      $  5,425,156
                                                               ============      ============
  Issuance of seller notes in connection with
     acquisitions...........................................   $ 24,156,000      $ 17,552,000
                                                               ============      ============

 The accompanying notes are an integral part of these consolidated statements.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997

1.  ORGANIZATION AND NATURE OF BUSINESS

     Digital Television Services, Inc. ("DTS"), a Delaware corporation, is successor to Digital Television Services, LLC, a limited liability company organized under the Delaware Limited Liability Act, and DBS Holdings, L.P., a Delaware limited partnership originally formed on January 30, 1996 by Columbia Capital Corporation ("Columbia") and senior management of DTS. DTS and its wholly owned subsidiaries (collectively, "the Company") were formed to acquire and operate the exclusive rights to distribute direct broadcast satellite ("DBS") services ("DIRECTV Services") offered by DirecTv, Inc. ("DirecTv") in certain rural markets. The Company completed its first acquisition of rights to provide DIRECTV Services in March 1996 and has made a total of 17 acquisitions through December 31, 1997. On November 19, 1996, the limited partnership was converted into a limited liability company. On October 10, 1997, DTS effected a conversion from a limited liability company to a corporation through a merger with and into WEP Intermediate Corp.

     In connection with the Company's expansion, Columbia and certain of its affiliates increased their investment in the Company in February 1997. Also, in February 1997, the Company raised additional equity from J.H. Whitney & Co. and Fleet Equity Partners (together with Columbia, the "Equity Investors") and from senior executives of the Company. The Equity Investors and senior executives, in aggregate, have contributed $50,500,000 of equity capital to the Company.

     DTS is a holding company which operates primarily through its wholly-owned subsidiaries. The principal wholly-owned subsidiaries of DTS as of December 31, 1997 consist of 11 entities (the "Operating Subsidiaries") which, except for one subsidiary which is a Delaware limited liability company and one subsidiary which is a New Mexico corporation, are limited liability companies organized under the laws of the state of Georgia. The Operating Subsidiaries have the right to provide DIRECTV Services. The sole member and manager of the Operating Subsidiaries is DTS Management, LLC ("DTS Management"), a Georgia limited liability company, which is a wholly-owned subsidiary of DTS. The Company's other wholly-owned subsidiary, DTS Capital, Inc. ("DTS Capital"), was formed in 1997 and currently has nominal assets and does not conduct any operations. DTS Capital was formed to facilitate the issuance of $155.0 million in senior subordinated notes (the "Notes") in July 1997 (Note 5). In connection with the reorganization (the "Reorganization") of the Company in February 1997, the Company contributed to the capital of DTS Management the Company's ownership interest in each of its direct subsidiaries, other than DTS Management and DTS Capital. As a result thereof, each direct subsidiary became a wholly-owned direct subsidiary of DTS Management and a wholly-owned indirect subsidiary of the Company. Since each subsidiary was a wholly-owned direct or indirect subsidiary of the Company prior to the Reorganization, the Reorganization had no impact on the consolidated financial statements of the Company.

     The Company obtained the rights to distribute DIRECTV Services in its territories pursuant to agreements (the "NRTC Member Agreements") with the National Rural Telecommunications Cooperative (the "NRTC"). Under the provisions of the NRTC Member Agreements, the Company has the exclusive right to provide DIRECTV Services within certain rural territories in the United States (Note 3).

     The Company has had a limited operating history during which time it has generated negative cash flows and net losses. The negative cash flows can be attributed to the costs incurred to purchase NRTC contract rights and related assets (Notes 3 and 10) and general corporate overhead expenses. The Company expects negative cash flows and net losses to continue through at least 1998, as the Company plans to purchase additional contract rights and to incur substantial selling and marketing expenses in order to build its subscriber base. The ability to generate positive cash flow in the future is dependent upon many factors, including general economic conditions, the level of market acceptance for the Company's services, and the degree of competition encountered by the Company. As discussed in Note 5, financing totaling $90 million has

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

been committed by a syndicate of lenders, of which approximately $41.0 million was available at December 31, 1997. The Company also issued the Notes in July 1997 (Note 5) to refinance certain indebtedness and to provide additional funds for possible future acquisitions and general operating needs.

     The success of the Company is dependent on the future ability of DTS and its subsidiaries to generate projected revenues through successful operations. In the opinion of management, capital on hand, as well as funds provided from financings (Note 5), will be sufficient to meet the capital and operating needs of the Company through at least 1998. Additional funding may be required for any future acquisitions. However, there can be no assurance when or if future operations of the Company will be successful or that further financing, if needed, will be available with terms acceptable to the Company, or at all.

     On November 6, 1997, the Company entered into an agreement in principle with Pegasus Communications Corporation ("Pegasus") providing for the acquisition of the Company by Pegasus (Note 10).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of DTS and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company earns programming revenue by providing DIRECTV Services to its subscribers. Programming revenue includes DIRECTV Services purchased by subscribers in monthly, quarterly, or annual subscriptions; additional premium programming available on an a la carte basis; sports programming available under monthly, annual, or seasonal subscriptions; and movies and events programming available on a pay-per-view basis. Programming purchased on a monthly, quarterly, annual, or seasonal basis, including premium programming, is billed in advance and is recorded as unearned revenue. All programming revenue is recognized when earned. As programming revenue is earned uniformly over the period of the purchase agreement with the customer, approximately $447,000 and $2,315,000 of net accounts receivable in the accompanying consolidated balance sheets represent unearned revenue at December 31, 1996 and 1997, respectively.

     Equipment and installation revenue primarily consists of the sale of DSS(R) equipment and accessories and related installation charges. Equipment sales revenue represents the amounts paid by customers to the Company and is recognized upon delivery of the equipment. Installation revenue is recognized when the equipment is installed and represents the amounts paid by customers to the Company for such services.

COST OF REVENUES

     Cost of revenues includes the cost associated with providing DIRECTV Services to the Company's subscribers. These costs include the direct wholesale cost of purchasing related programming from DirecTv (through the NRTC (Note 9)); monthly subscriber maintenance fees charged by DirecTV, such as security

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fees, ground service fees, system authorization fees, and fees for subscriber billings; costs of equipment and installation; and certain subscriber operating costs. Cost of equipment and installation represents the actual cost of the equipment to the Company plus the costs to install the equipment.

INVENTORIES

     The Company maintains inventories consisting of DSS(R) equipment and related accessories. Inventory is valued at the lower of cost or market, generally on a specific identification basis.

OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1996           1997
                                                   ------------   ------------
Deferred promotional costs.......................    $214,939       $16,006
Other............................................      19,214        76,599
                                                     --------       -------
                                                     $234,153       $92,605
                                                     ========       =======

     Deferred promotional costs consist of costs related to a subscriber rebate program sponsored by DirecTv. Under the program, new subscribers who sign a non-cancellable and non-refundable contract pursuant to which they agree to prepay for one year of programming service receive a credit which is applied toward the one year's programming subscription. Subscribers under this program may choose to net the credit on their first bill or pay the full amount and receive a refund from the Company for the credit. The Company defers both the programming revenue and the cost of this credit and amortizes them over the one-year contract period. In addition, as a part of this program, the Company receives $1 per month for up to five years from the NRTC for each subscriber activated under this program. This program was discontinued in July 1997.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of five years for leasehold improvements and three to seven years for furniture and equipment. Depreciation expense was $48,269 and $509,842 for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in earnings.

     Property and equipment, at cost, consist of the following:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1996           1997
                                                   ------------   ------------
Leasehold improvements...........................    $ 81,244      $  327,804
Furniture and equipment..........................     397,201       3,146,950
                                                     --------      ----------
                                                     $478,445      $3,474,754
                                                     ========      ==========

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONTRACT RIGHTS AND OTHER ASSETS

     Contract rights and other assets consist of the following:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1996           1997
                                                   ------------   ------------
Contract rights..................................  $32,727,697    $170,715,335
Organization costs...............................      599,528       1,166,475
                                                   -----------    ------------
                                                    33,327,225     171,881,810
Accumulated amortization.........................   (1,057,995)    (13,943,682)
                                                   -----------    ------------
                                                    32,269,230     157,938,128
Deposits on Pending Acquisitions.................    3,380,961         250,000
Debt issuance costs, net.........................    2,776,658       4,002,209
Bond issuance costs, net.........................           --       7,276,609
NRTC patronage capital...........................       83,615          46,646
Subscriber acquisition receivable................           --         717,632
Capitalized merger costs.........................           --         555,239
Other............................................       94,161         318,604
                                                   -----------    ------------
                                                   $38,604,625    $171,105,067
                                                   ===========    ============

     Contract Rights: Contract rights represent the cost of acquiring rights to distribute DIRECTV Services (Note 3), less net tangible assets acquired. Contract rights are being amortized over ten years, the estimated remaining useful life of the satellites operated by DirecTv which provide service under the related contracts. Amortization expense, included in depreciation and amortization in the accompanying consolidated statements of operations, was $1,021,606 and $12,646,558 for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively. Accumulated amortization, included in the accompanying consolidated balance sheets, was $1,021,606 and $13,668,165 for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectfully.

     Organization Costs: Organization costs are costs associated with the formation of the Company and its subsidiaries and are being amortized over five years. Amortization expense included in depreciation and amortization in the accompanying consolidated statements of operations was $33,891 and $241,626, for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively. Accumulated amortization, included in the accompanying consolidated balance sheets, was $33,891 and $275,517 for the period from inception (January 30) through December 31, 1996 and for the year ended December 31, 1997, respectively.

     Deposits on Acquisitions: In accordance with the provisions of asset purchase agreements entered into by the Company, deposits were made into escrow accounts for acquisitions of contract rights in Kentucky, Vermont and Kansas, which were pending at December 31, 1996 and for a pending acquisition of contract rights in Georgia at December 31, 1997.

     Debt Issuance Costs: Debt issuance costs are amortized over the term of the related long-term debt facility. Amortization expense, included in interest expense in the accompanying consolidated statements of operations, was $44,520 and $843,410 for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively. Accumulated amortization, included in the accompanying consolidated balance sheets, was $44,520 and $887,930 for the period from inception (January 30) through December 31, 1996 and for the year ended December 31, 1997, respectively.

     Bond Issuance Costs: Bond issuance costs represent deferred costs incurred in connection with the issuance of the Notes (Note 5) and are capitalized over the life of the Notes. Amortization expense, included

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in interest expense in the accompanying consolidated statements of operations, was $304,364 for the year ended December 31, 1997. Accumulated amortization, included in the accompanying consolidated balance sheets, was $304,364 for the same period.

     NRTC Patronage Capital: The Company, through its subsidiaries, is an affiliate of the NRTC. While affiliates have no vote, they do have an interest in the NRTC in proportion to their prior patronage. NRTC patronage capital represents the noncash portion of NRTC patronage income. Under its bylaws, the NRTC declares a patronage dividend of its excess of revenues over expenses each year. Of the total patronage dividend, 20% is paid in cash and recognized as income when received and is netted against programming expense in the accompanying statement of operations. The remaining 80% is distributed in the form of noncash patronage capital, which will be redeemed in cash only at the discretion of the NRTC. The Company includes noncash patronage capital as other assets, with an offsetting deferred patronage income amount included in other liabilities in the accompanying consolidated balance sheets. The patronage capital will be recognized as income when cash distributions are declared by the NRTC. The NRTC does not permit the transfer of patronage capital. Accordingly, noncash patronage capital due to the Operating Subsidiaries relating to the period of time prior to the date of acquisition by the Company has not been recorded in the accompanying consolidated balance sheets.

     Subscriber Acquisition Receivable: During the second half of 1996, the Company entered into an agreement with the NRTC pursuant to which the NRTC provided a rebate to offset costs relating to the acquisition of new subscribers under the Company's subscriber rebate program. The Company receives the rebate over the period of 60 months commencing with the acquisition date of each subscriber covered under this agreement. The receivable represents amounts due to the Company under this agreement at December 31, 1997.

     Capitalized Merger Costs: Capitalized merger costs are costs incurred during 1997 associated with the agreement with Pegasus that provides that the Company will become a wholly owned subsidiary of Pegasus (Note 10). As the transaction is not expected to be completed until the first half of 1998, no amortization expense has been recorded in the accompanying consolidated statement of operations.

INCOME TAXES

     The Company was considered a partnership for federal and state income tax purposes for the period from inception (January 30, 1996) to October 10, 1997. All taxable income or loss was allocated to the members in accordance with the terms of the limited liability company agreement of the Company (the "LLC Agreement"). Additionally, the Company incurred an operating loss for the period from October 11, 1997 to December 31, 1997. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements.

     The Company became a taxable entity for federal and state income tax purposes, effective with its conversion to a corporation (Note 7) on October 10, 1997. The Company accounts for income taxes using Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities arise from differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax balances are calculated by applying the provisions of enacted tax law to determine the amount of taxes payable or refundable currently or in future years.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The sources of the differences between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities and the tax effects of each are as follows as of December 31, 1997 (in thousands):

Deferred tax assets:
     Net operating loss carryforwards ("NOLs")..............  $ 3,072
     Amortization...........................................    1,989
     Professional fees......................................      172
     Other..................................................       97
     Less: valuation allowance..............................   (5,330)
                                                              -------
                                                              $    --
                                                              =======

     As of December 31, 1997, the Company had NOLs of approximately $7,877,000, which will expire in year 2017. The Company has established a valuation allowance equal to the net operating loss carryforwards not utilized because of the uncertainty of the realizability of the net operating loss carryforwards.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

     The methods and assumptions used to estimate fair value are as follows:

          Cash and cash equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

          Long-term debt: Fair value is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

     The asset and liability amounts recorded in the accompanying balance sheets at December 31, 1996 and 1997 for cash and cash equivalents and long-term debt approximate fair value based on the above assumptions.

CONCENTRATION OF CREDIT RISK

     Concentration of credit risk with respect to accounts receivable is limited due to the large number of geographically dispersed subscribers. As a result, at December 31, 1996 and 1997, management does not believe any significant concentration of credit risk exists.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When events or changes in circumstances occur related to long-lived assets, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. Having found no instances whereby the sum of expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the asset and thus requiring

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the recognition of an impairment loss, management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

3.  CONTRACT RIGHTS

     During 1996, the Company acquired the rights to distribute DIRECTV Services in eight rural DirecTv markets in certain rural areas in the United States (the "1996 Acquisitions"). The aggregate consideration was approximately $32.3 million, including closing date working capital and other adjustments as defined in the purchase agreements and fair value adjustments related to the seller notes (Note 5), subject to increase based on the number of subscribers in one of the markets on October 1, 1998 (Note 5). Of the total purchase price, approximately $9.3 million was paid in cash and approximately $24.2 million (before fair value adjustments related to the seller notes of $1.2 million (Note
5)) was financed through the issuance of promissory notes to the sellers of the contract rights (Note 5). Under the 1996 Acquisitions, rights were acquired in the following markets:

     - In March 1996, the Company acquired the outstanding common stock of Spacenet, Inc. and the rights to provide DIRECTV Services in certain counties in New Mexico.

     - In April 1996, the Company acquired the rights to provide DIRECTV Services in certain counties in California from Pacific Coast DBS, Inc.

     - In August 1996, the Company acquired the rights to provide DIRECTV Services in certain counties in New Mexico from Teg DBS Services, Inc., in certain counties in New York from Northeast Cable Services, Inc. and Falls Earth Station, Inc., and in certain counties in Colorado from Omega Cable.

     - In November 1996, the Company acquired the rights to provide DIRECTV Services in certain counties in South Carolina from Pee Dee Electric Cooperative, Inc. and Santee Electric Cooperative, Inc.

     When the Company purchases the exclusive rights to provide DIRECTV Services in a rural DirecTv market, it acquires the NRTC Member Agreement and related agreements providing for the exclusive rights to provide DIRECTV Services within that market, all net assets related to the provision of DIRECTV Services in such market, and any residual rights to provide DBS services which the NRTC may grant the owner of such market after the termination or expiration of the NRTC Member Agreement. The purchase price of the above acquisitions was allocated to the fair values of the net assets acquired as follows (in thousands):

Current assets..............................................  $   751
Property and equipment......................................       96
Contract rights, net of fair value adjustments of $1.2
  million...................................................   32,728
Current liabilities.........................................   (1,240)
                                                              -------
          Total consideration...............................  $32,335
                                                              =======

     Any additional contingent consideration will be recorded as an increase in contract rights.

     During 1997, the Company acquired the rights to distribute DIRECTV Services in nine additional rural DirecTv markets in certain rural areas in the United States (the "1997 Acquisitions"). The aggregate consideration was approximately $134.3 million including closing date working capital and other adjustments as defined in the purchase agreements and fair value adjustments related to the seller notes (Note 5). Of the total price, approximately $44.4 million was paid in cash, approximately $75.3 million was financed through borrowings under the Credit Facility and approximately $17.6 million (before fair value adjustments related to

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the seller notes of $3.0 million (Note 5)) was financed through the issuance of promissory notes to the sellers of the contract rights (Note 5). Under the 1997 Acquisitions, rights were acquired in the following markets:

     - In January 1997, the Company acquired the rights to provide DIRECTV Services in certain counties in Kentucky from Direct Programming Services Limited Partnership

     - In January 1997, the Company also acquired the rights to provide DIRECTV Services in certain counties in Kansas from Kansas DBS, L.L.C. and Skywave Communications, Inc.

     - In February 1997, the Company acquired the rights to provide DIRECTV Services in certain counties in Vermont from Northeast DBS Enterprises, L.P.

     - In May 1997, the Company acquired the rights to provide DIRECTV Services in certain counties in Georgia from Mitchell Electric Membership Corporation, Washington Electric Membership Corporation, Planters Electric Membership Corporation and DigiCom Services, Inc.

     - In December 1997, the Company acquired the rights to provide DIRECTV Services in certain counties in Indiana from Satellite Television Services, Inc. ("STS"). The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The purchase price allocation of STS is preliminary and subject to adjustment.

     The purchase price of the above acquisitions was allocated to the fair values of the net assets acquired as follows (in thousands):

Current assets..............................................  $  3,908
Property and equipment......................................       385
Contract rights, net of fair value adjustments of $3.0
  million...................................................   137,987
Current liabilities.........................................    (7,965)
                                                              --------
          Total consideration...............................  $134,315
                                                              ========

     The following pro forma information has been prepared assuming that the 1996 Acquisitions and the 1997 Acquisitions (collectively the "Acquisitions") occurred at the beginning of the respective periods. This information includes pro forma adjustments related to the amortization of contract rights resulting from the excess of the purchase price over the fair value of the net assets acquired and interest expense related to the Notes, the seller notes and a portion of the credit facility which were used to acquire the Acquisitions. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the Acquisitions occurred at the beginning of the respective periods, nor is the information necessarily indicative of the results of the operations which may occur in the future.

                                                            DECEMBER 31
                                                       ----------------------
                                                         1996          1997
                                                       --------      --------
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)
Consolidated operating revenues......................  $ 40,024      $ 57,498
Consolidated net loss................................  $(43,718)     $(44,904)

4.  RELATED-PARTY TRANSACTIONS

     Columbia, which is owned by certain members of the Company holding Class A and Class B units prior to October 10, 1997 and preferred stock and common stock subsequent to October 10, 1997 (Note 7), provides financial, managerial, and other services to the Company. Total fees and expenses paid to Columbia were approximately $322,000 and $47,000 for the period from inception (January 30, 1996) through

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1996 and for the year ended December 31, 1997, respectively. Such fees are included in general and administrative expenses and other expenses in the accompanying consolidated statements of operations.

5.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                           DECEMBER 31, 1996           DECEMBER 31, 1997
                                       -------------------------   --------------------------
                                                     UNAMORTIZED                  UNAMORTIZED
                                        PRINCIPAL     DISCOUNT      PRINCIPAL      DISCOUNT
                                       -----------   -----------   ------------   -----------
Senior subordinated notes............  $        --    $     --     $155,000,000   $2,069,185
Credit facility......................    9,400,000          --       15,500,000           --
Seller notes and commitments.........   15,113,250     965,011       26,544,998    2,675,149
Installment notes....................       28,376          --          291,642           --
                                       -----------    --------     ------------   ----------
                                        24,541,626     965,011      197,336,640    4,744,334
Less current maturities..............    6,130,183      96,451       16,315,333    1,364,903
                                       -----------    --------     ------------   ----------
                                       $18,411,443    $868,560     $181,021,307   $3,379,431
                                       ===========    ========     ============   ==========

SENIOR SUBORDINATED NOTES

     On July 30, 1997, the Company sold the Notes in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Notes are the joint and several obligations of the Company and DTS Capital. DTS Capital has nominal assets, does not conduct any operations and will not provide any additional security for the Notes. DTS Capital was formed solely to provide a corporate co-issuer in addition to a limited liability company issuer (the Company). Accordingly, financial information for DTS Capital is not provided. The Notes mature in 2007 and bear interest at 12 1/2%, payable semi-annually on February 1 and August 1. The Company raised approximately $146.0 million, net of underwriting discount and estimated expenses, through the issuance of the Notes. The Company used the net proceeds to fund an interest escrow account for the first four semi-annual interest payments and to repay outstanding indebtedness under the Credit Facility (as defined below).

     The Company filed to exchange the Notes with new senior subordinated notes (the "Exchange Notes") registered under the Securities Act. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity, security and ranking) to the terms of the Private Notes (which they replace), except that the Exchange Notes: (i) bear a Series B designation, (ii) have been registered under the Securities Act and, therefore, do not bear legends restricting their transfer, and (iii) are not entitled to certain registration rights and certain liquidated damages which were applicable to the Notes in certain circumstances under a registration rights agreement entered into by the Company in connection with the sale of the Notes.

     The Exchange Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by all direct and indirect subsidiaries of DTS (the "Guarantors"). The Guarantors consist of all of the subsidiaries of DTS, except DTS Capital, which is a co-issuer of the Exchange Notes and has no separate assets or operations. DTS does not have assets or operations apart from the assets and operations of the subsidiaries. Accordingly, separate financial information for the Guarantors is not provided because management of the Company has determined that such information would not be material to investors. On January 26 1998, the Company completed the exchange of the Notes with the Exchange Notes.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CREDIT FACILITY

     The Company is a party to a credit agreement dated November 27, 1996, as amended and restated on July 30, 1997 (the "Credit Facility") by and among the Company, the banks and other lenders party from time to time thereto (the "Lenders"), CIBC, as Administrative Agent, CIBC Wood Gundy Securities Corp. ("CIBCWG"), as Arranger, J.P. Morgan, as Syndication Agent, and Fleet Bank, as Documentation Agent, which provides for a revolving credit facility in the amount of $70.0 million, with a $50.0 million sublimit for letters of credit, and a $20.0 million term loan facility. The proceeds of the Credit Facility may be used (i) to refinance certain existing indebtedness, (ii) prior to December 31, 1998, to finance the acquisition of certain Rural DirecTv Markets and related costs and expenses, (iii) to finance capital expenditures of the Company and its subsidiaries and (iv) for the general corporate purposes and working capital needs of the Company and its subsidiaries.

     The $20.0 million term loan facility must be drawn no later than July 30, 1998 and any amounts not so drawn by that date will be cancelled. The term loan shall be repaid in 20 consecutive quarterly installments of $200,000 each commencing September 30, 1998 with the remaining balance due July 31, 2003. Borrowings under the revolving credit facility established pursuant to the Credit Facility are available to the Company until July 31, 2003; however, if the then unused portion of the commitments exceeds $10.0 million on December 31, 1998, the commitments will be reduced on such date by an amount equal to the unused portion of such commitments minus $10.0 million. Thereafter, the commitments thereunder will reduce quarterly commencing on September 30, 1999 at a rate of 3.50% through 1999, 5.75% in 2000, 7.0% in 2001, 9.0% in 2002 and 3.0%
until June 30, 2003. All of the loans outstanding will be repayable on July 31, 2003. The making of each loan under the Credit Facility is subject to the satisfaction of certain conditions, including not exceeding a certain "borrowing base" based on the number of paying subscribers and households within the Rural DirecTv Markets served by the Company; maintaining minimum subscriber penetration throughout the term of the Credit Facility; maintaining annualized contribution per paying subscriber throughout the term of the Credit Facility based on net income plus certain sales, administrative and payroll expenses; maintaining a maximum ratio of total debt to equity beginning in the first quarter of 2000 and continuing throughout the term of the Credit Facility; maintaining a maximum ratio of total senior debt to annualized operating cash flow and a ratio of total debt to annualized operating cash flow beginning in the first quarter of 2000 and continuing throughout the term of the Credit Facility; maintaining a maximum ratio of total debt to adjusted annualized operating cash beginning in the first quarter of 1999 and continuing until the last quarter of 2000; and maintaining a maximum percentage of general and administrative expenses to revenues beginning in the first quarter of 1998 and continuing for the duration of the Credit Facility. The Credit Facility also contains a number of significant covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and guaranty obligations, create liens and other encumbrances, make certain payments, investments, loans and advances, pay dividends or make other distributions in respect of its equity interests, sell or otherwise dispose of assets, make capital expenditures, merge or consolidate with another entity, make amendments to its organizational documents or transact with affiliates. The Company is in compliance with those covenants with which it is required to comply as of the date hereof. In addition, the Credit Facility provides that the Company will be required to make mandatory prepayments of the Credit Facility from, subject to certain exceptions, the net proceeds of certain sales or other dispositions by the Company or any of its subsidiaries of material assets and with 50% of any excess operating cash flow with respect to any fiscal year after the fiscal year ending December 31, 1998.

     Borrowings by the Company under the Credit Facility are unconditionally guaranteed by each of the Company's direct and indirect subsidiaries, and such borrowings are secured by (i) an equal and ratable pledge of all of the equity interests in the Company's subsidiaries, (ii) a first priority security interest in all of their assets, and (iii) a collateral pledge of the Company's NRTC Member Agreements.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Credit Facility provides that the Company may elect that all or a portion of the borrowings under the Credit Facility bear interest at a rate per annum equal to either (i) the CIBC Alternate Base Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. When applying the CIBC Alternate Base Rate with respect to borrowings pursuant to the revolving credit facility, the Applicable Margin will be (w) 2.25% per annum (when the ratio of total indebtedness of the Company to annualized operating cash flow (the "Leverage Ratio")) is greater than or equal to 6.75 to 1.00), (x) 2.00% (when the Leverage Ratio is less than 6.75 to 1.00 but greater than or equal to 6.25 to 1.00), (y) 1.50% (when the Leverage Ratio is less than 6.25 to 1.00 but greater than or equal to 5.75 to 1.00) or (z) 1.25% (when the Leverage Ratio is less than 5.75 to 1.00). When applying the Eurodollar Rate with respect to borrowings pursuant to the revolving credit facility, Applicable Margin will be
(w) 3.50% per annum (when the Leverage Ratio is greater than or equal to 6.75 to 1.00), (x) 3.25% (when the Leverage Ratio is less than 6.75 to 1.00 but greater than or equal to 6.25 to 1.00), (y) 2.75% (when the Leverage Ratio is less than
6.25 to 1.00 but greater than or equal to 5.75 to 1.00) or (z) 2.50% (when the Leverage Ratio is less than 5.75 to 1.00). The Applicable Margin for borrowings pursuant to the term loan facility will be the Applicable Margin for borrowings pursuant to the revolving credit facility, plus 0.25%. As used herein, "CIBC Alternate Base Rate" means the higher of (i) CIBC's prime rate and (ii) the federal funds effective rate from time to time plus 1/2% per annum. As used herein, "Eurodollar Rate" means the rate at which eurodollar deposits for one, two, three and six months (as selected by the Company) are offered to CIBC in the interbank eurodollar market. The Credit Facility will also provide that at any time when the Company is in default in the payment of any amount due thereunder, the principal of all loans made under the Credit Facility will bear interest at 2% per annum above the rate otherwise applicable thereto and overdue interest and fees will bear interest at a rate of 2% per annum over the CIBC Alternative Base Rate.

     At December 31, 1996 and 1997, borrowings under the Credit Facility accrued interest at the rate of 9% and 9.66%, respectively.

     The Company has and will pay a commitment fee on the unused amounts under the Credit Facility calculated at 0.5% per annum, payable quarterly in arrears. The Company also paid the arrangers of the Credit Facility a customary structuring and syndication fee and paid certain agency fees to the agents.

     Pursuant to a recent amendment to the NRTC Member Agreements, the Company and all other NRTC Members whose monthly obligations to the NRTC have exceeded $500,000 in the past six months are required to keep and maintain in full force and effect a standby letter of credit in favor of the NRTC to secure their respective payment obligations to the NRTC under the NRTC Member Agreements. The amount of the letter of credit issued at the request of the Company pursuant to the Credit Facility, is equal to three times the Company's single largest monthly invoice from the NRTC, exclusive of amounts payable for DSS(R) equipment purchased by the Company from the NRTC, or $6.3 million, and must be increased as the Company makes additional acquisitions of Rural DirecTv Markets and when the Company's obligations to the NRTC exceed the amount of the original letter of credit by 167%.

SELLER NOTES AND COMMITMENTS

     In connection with the acquisition of the Company's California rural DirecTv market, one of the Operating Subsidiaries, Digital Television Services of California, LLC ("DTS California"), entered into a promissory note dated April 1, 1996, as modified as of December 31, 1996 (as so modified, the "DTS California Note"), in favor of Pacific Coast DBS, Inc. ("Pacific"). Pursuant to the DTS California Note, DTS California is obligated to pay to Pacific the sum of (i) $480,000, payable in 24 equal monthly installments commencing May 1, 1996, and (ii) an amount payable on October 1, 1998 equal to the greater of $4.0 million or the Contingent Payment Amount. The Contingent Payment Amount is determined by multiplying the number of subscribers to DIRECTV Services in DTS California's rural DirecTv market as of

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

October 1, 1998 by certain dollar amounts. As of December 31, 1996 and December 31, 1997, the Contingent Payment Amount is recorded as $4,223,250 and $6,250,800, which is based on subscriber levels at December 31, 1996 and December 31, 1997, respectively. The DTS California Note is classified as current maturities in the accompanying consolidated balance sheet at December 31, 1997. The obligations of DTS California pursuant to the DTS California Note are secured by a $7,000,000 irrevocable letter of credit (the "DTS California Letter of Credit") issued in favor of Pacific pursuant to the Credit Facility, as subsequently defined. The stated amount of the DTS California Letter of Credit will increase so that it will at all times be at least equal to 110% of the Contingent Payment Amount. The DTS California Note contains certain covenants which, among other things, prohibit the payment of dividends or other distributions by DTS California and payments by DTS California to Columbia. A failure to make any payment due under the DTS California Note will allow Pacific to draw under the DTS California Letter of Credit.

     In connection with the acquisition of one of the Company's rural DirecTv markets in South Carolina (the "South Carolina Rural DirecTv Markets"), one of the Operating Subsidiaries, Digital Television Services of South Carolina I, LLC ("DTS South Carolina I"), entered into a promissory note dated November 26, 1996 (the "South Carolina I Note") payable to Pee Dee Electricom, Inc. ("Pee Dee") in the amount of $7,955,000, of which $3,265,000 was paid in January 1997. The balance was paid on January 2, 1998 and is classified as current maturities in the accompanying consolidated balance sheet at December 31, 1997. The note bears interest at a rate of 4% per annum, payable quarterly. The obligations of DTS South Carolina I with respect to the South Carolina I Note are secured by an irrevocable letter of credit (the "South Carolina I Letter of Credit") issued in favor of Pee Dee pursuant to the Credit Facility. The South Carolina I Note does not contain any covenants; however, a failure to make any payment due under the South Carolina I Note will allow Pee Dee to draw under the South Carolina I Letter of Credit.

     In connection with the acquisition of the Company's other South Carolina rural DirecTv market, one of the Operating Subsidiaries, Digital Television Services of South Carolina II, LLC, entered into a promissory note dated November 26, 1996 (the "South Carolina II Note") payable to Santee Satellite Systems, Inc. ("Santee") in the amount of $2,200,000, of which $1,100,000 was due on November 26, 1997, with the balance due on November 26, 1998. The entire balance was paid in January 1997 and thus is classified as current maturities in the accompanying consolidated balance sheet at December 31, 1996. The note bears interest at 6% per annum, payable quarterly. The note is secured by an irrevocable letter of credit issued pursuant to the Credit Facility (the "South Carolina II Letter of Credit") issued in favor of Santee. The South Carolina II Note does not contain any covenants; however, a failure to make any payment due under the South Carolina II Note will allow Santee to draw under the South Carolina II Letter of Credit.

     In connection with the acquisition of one of the Company's New Mexico rural DirecTv markets, the Company entered into a promissory note dated March 1, 1996, as modified as of November 27, 1996 (as so modified, the "New Mexico Note"), in favor of Edward Botefuhr and Janet Blakeley Botefuhr in the amount of $415,000, payable in equal installments on April 1, 1998 and April 1, 1999. The note bears interest at 15% per annum, payable monthly. The note is secured by an irrevocable letter of credit issued pursuant to the Credit Facility (the "New Mexico Letter of Credit") issued in favor of the Botefuhrs. The New Mexico Note does not contain any covenants; however, a failure to make any payment due under the New Mexico Note will allow the Botefuhrs to draw under the New Mexico Letter of Credit. The entire balance was paid in January 1997 and thus is classified as current maturities in the accompanying consolidated balance sheet at December 31, 1996.

     In connection with the acquisition of the Company's Rural DirecTv Markets in Georgia (the "Georgia Rural DirecTv Markets"), one of the Subsidiaries, Digital Television Services of Georgia, LLC ("DTS Georgia"), issued three promissory notes, each of which represents a portion of the purchase price for one of the Georgia Rural DirecTv Markets. DTS Georgia issued (i) a promissory note dated May 9, 1997 (the

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

"Planters Notes") payable to Planters Electric Membership Corporation ("Planters") in the amount of approximately $850,000, (ii) a promissory note dated May 9, 1997 (the "Mitchell Note") payable to Mitchell Electric Membership Corporation ("Mitchell") in the amount of approximately $9.4 million and (iii) a promissory note dated May 9, 1997 (the "Washington Note") payable to Washington Electric Membership Corporation ("Washington") in the amount of approximately $5.2 million. The principal amount of the Planters Note was paid on January 2, 1998 and bears interest at a rate of 3% per annum; provided that if DTS Georgia acquires a certain Rural DirecTv Market, the interest rate will increase as of the date of such acquisition to 3 1/2% per annum. The principal amount of each of the Mitchell Note and the Washington Note is payable in annual installments beginning January 2, 1998 through January 2, 2001. The Mitchell Note and the Washington Note bear interest at a rate of 3% per annum until May 9, 2000 and at a rate of 3 1/2% per annum thereafter; provided that if DTS Georgia acquires a certain Rural DirectTv Market, the interest rate will increase as of the date of such acquisition to 3 1/2% per annum, until May 9, 2000, and to 4% thereafter. The obligations of DTS Georgia with respect to the Georgia Notes are secured by three irrevocable letters of credit issued pursuant to the Credit Facility (the "Georgia Letters of Credit"), each of which has been issued for the benefit of one of Planters, Mitchell and Washington. The Georgia Notes do not contain any affirmative or negative covenants regarding the Company, DTS Georgia or the operation of the Georgia Rural DirecTv Markets; however, a failure to make any payment due under a Georgia Note will allow the payee of such Georgia Note to draw under the applicable Georgia Letter of Credit.

INSTALLMENT NOTES

     The installment notes represent notes payable to certain financial institutions for certain property and equipment. The notes are payable in equal monthly installments through May 2000 and bear interest at rates ranging from 8.5% to 10.3% at December 31, 1996 and 1997.

UNAMORTIZED DISCOUNT

     The Company has discounted the Notes, the DTS California Note, the South Carolina I Note, the South Carolina II Note and the seller notes issued in conjunction with the acquisitions of certain Rural DirecTv markets in Georgia to reflect the fair market value based on average interest rates available to the Company. The estimated fair value interest rate used to record the discount was 12.75% for the Notes and 9% for the seller notes. The unamortized discount is being amortized over the life of the notes using the effective interest method. Amortization expense, included in interest expense in the accompanying consolidated statements of operations, is $268,544 and $1,275,761 for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively.

     Future maturities of long-term debt are as follows at December 31, 1997:

1998........................................................  $16,315,333
1999........................................................    4,945,001
2000........................................................    4,990,854
2001........................................................    3,385,452
2002........................................................   12,700,000
                                                              -----------
                                                              $42,336,640
                                                              ===========

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office and retail space and certain equipment under noncancelable operating leases which expire in various years through 2002. Future minimum lease payments for noncancelable operating leases in effect at December 31, 1997 are as follows:

1998........................................................  $  641,000
1999........................................................     529,000
2000........................................................     369,000
2001........................................................     318,000
2002........................................................     186,000
                                                              ----------
          Total future minimum lease payments...............  $2,043,000
                                                              ==========

     Rental expense charged to operations totaled approximately $83,000 and $672,632 during the period from inception (January 30, 1996) through December 31, 1996 and during the year ended December 31, 1997, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

MINIMUM SUBSCRIBERS

     As part of the NRTC Member Agreements, the Company is required to pay certain programming fees based on a minimum number of subscribers in each of its rural DirecTv markets (such minimum number of subscribers being equal to up to 5% of the households in each such rural DirecTv market) and the requirements of certain programming agreements between DirecTv and providers of programming, beginning in the fourth year of operation of the NRTC Member Agreement, with respect to such rural DirecTv market. Each of the Operating Subsidiaries had achieved the minimum subscriber requirement at December 31, 1997.

7. MEMBERS'/STOCKHOLDERS' EQUITY

     Prior to October 10, 1997, DTS was a limited liability company (the "LLC") organized under the laws of the State of Delaware. The LLC had four classes of equity interests, denominated as "Class A Units," "Class B Units," "Class C Units," and "Class D Units," with the classes having different voting and distribution rights per the LLC Agreement. During 1996, the Company sold 1,844,098 Class B Units to Columbia DBS, Inc. and Columbia DBS Investors, L.P., which are affiliates of Columbia, and certain senior executives of the Company, raising $18.4 million of initial equity capital. On January 2, 1997, the Company sold an additional 205,902 Class B Units to this same group for approximately $2.1 million. On February 10, 1997, the Company sold 1,333,333 Class A Units to the Equity Investors, raising an additional $30 million of equity capital.

     Class C Units were issued to certain senior executives of the Company, subject to certain vesting requirements related to employment. Each Class C Unit represented a restricted interest in the Company received in exchange for the performance of services. The Company issued a total of 87,049 Class C Units, of which 34,876 and 68,302 were vested at December 31, 1996 and October 10, 1997, respectively.

     In March 1997, DTS Management adopted an Employee Unit Plan (the "Employee Unit Plan") pursuant to which up to 180,000 Class D Units could be issued to employees or independent contractors of DTS Management or the Subsidiaries at prices equal to the market value thereof as of the date of issuance and pursuant to such terms and conditions (including vesting) as determined by the Company. As of October 10, 1997, 124,000 Class D Units were issued pursuant to the Employee Unit Plan.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 10, 1997, the Company converted to corporate form in a transaction (the "Corporate Conversion") contemplated on the LLC Agreement pursuant to which the LLC merged with and into WEP Intermediate Corp., a Delaware corporation ("WEP"). As a result of the Corporate Conversion, (i) the member interests in the LLC held by WEP were canceled, (ii) all of the outstanding capital stock of WEP was converted into Series A Preferred Stock of the Company, (iii) the member interests in the LLC evidenced by the Class A Units (other than those held by WEP) were converted into Series A Preferred Stock of the Company, (iv) the member interests in the LLC evidenced by the Class B Units were converted into Common Stock of the Company, (v) the member interests in the LLC evidenced by the Class C Units together with such Class C Unit holders' promissory notes in the principal amount of $10.00 per share were exchanged for shares of Common Stock of the Company, (vi) the member interests in the LLC evidenced by the Class D Units were converted into warrants to purchase Common Stock of the Company, (vii) the surviving entity changed its name to "Digital Television Services, Inc." and (viii) Digital Television Services, Inc. assumed by operation of law and supplemental indenture all of the obligations of the LLC under the terms of the Notes.

     Subsequent to the Corporate Conversion, substantially all of the outstanding shares of the Company are owned by the holders of the equity interests in the LLC. Therefore, the Corporate Conversion has been treated for accounting purposes as the acquisition of WEP by the LLC. The LLC's assets and liabilities have been recorded at historical cost and WEP's assets and liabilities have been recorded at fair value. However, given that WEP's only asset consisted of its investment in the LLC, no goodwill has been recognized. Effective with the Corporate Conversion, the historical financial statements of the LLC have become the historical financial statements of WEP and include the businesses of both companies.

     As a result of the Corporate Conversion, the stockholders' equity of the Company is as follows:

     Common Stock. The Company is authorized to issue up to 10,000,000 shares of Common Stock, par value $.01 per share. As of December 31, 1997, there were issued and outstanding 2,137,049 shares of Common Stock, held of record by five stockholders.

     Preferred Stock. The authorized capital stock of the Company includes 10,000,000 shares of preferred stock, par value $.01 per share. A total of 5,000,000 of such shares have been designated "Series A Payment-in-Kind Convertible Preferred Stock" (the "Series A Preferred Stock"). As of December 31, 1997, there were issued and outstanding 1,404,056 shares of Series A Preferred Stock, held of record by six stockholders.

     The Board is authorized by the Amended and Restated Certificate of Incorporation to issue one or more additional series of preferred stock from time to time, without further stockholder action, in one or more series and, with respect to such series, to fix the designation and number of shares to be issued, the voting rights of the shares, the dividend rights, if any, the redemption rights, if any, sinking fund requirements, if any, rights upon the liquidation, dissolution or winding up of the Company or upon the distribution of the assets of the Company, the terms of the conversion or exchange into any other class or series of shares, if provided for, and other powers, preferences, rights, qualifications, limitations or restrictions thereof. Under the Stockholders Agreement dated as of October 10, 1997 among the Company, the holders of the Common Stock and the holders of the Series A Preferred Stock (the "Stockholders Agreement"), stockholder approval may be required in order to take certain of these actions.

     Each holder of shares of the Series A Preferred Stock will have the right, exercisable at any time and from time to time, to convert all or any such shares of Series A Preferred Stock into shares of Common Stock, initially on a share-for-share basis. The conversion ratio of the Series A Preferred Stock is subject to adjustment in the event of (i) any subdivision or combination of the Common Stock, (ii) any payment by the Company of a stock dividend to the holders of the Common Stock, (iii) the issuance of rights to acquire equity to holders of the Common Stock without issuing similar rights to the holders of the Series A Preferred

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock, or (iv) the issuance of equity or rights to acquire equity at a price per share less than $22.50 (as adjusted). In addition, if the Company consolidates or merges with, or transfers all or substantially all of its assets to, another corporation, and such transaction requires the approval of the stockholders of the Company, then a holder of the Series A Preferred Stock may convert some or all of such shares into shares of Common Stock simultaneously with the record date for, or the effective date of, such transaction so as to receive the rights, warrants, securities or assets that a holder of shares of the Common Stock on that date may receive.

     If the Company consummates an underwritten public offering of equity securities resulting in gross proceeds to the Company of at least $25 million and at a price per share equal to (i) at least $33.75, if such public offering is consummated on or before July 31, 1998, (ii) at least $39.37, if such public offering is consummated after July 31, 1998 but on or before July 31, 1999, and
(iii) at least $45.00, if such public offering is consummated at any time after July 31, 1999 (a public offering meeting such requirements is referred to herein as a "Qualified IPO"), then the Series A Preferred Stock shall be converted automatically upon such consummation into shares of Common Stock at an initial conversion rate of one-for-one, subject to adjustment as described above.

     In the event of any voluntary or involuntary dissolution, winding up or liquidation of the Company, after payment or provision for payment of all of the Company's debts and other liabilities, the holders of the Series A Preferred Stock will be entitled to receive, out of the remaining net assets of the Company and in preference to the holders of the Common Stock and any other capital stock ranking junior to the Series A Preferred Stock, the amount of $22.50 (the "Liquidation Preference") for each share of the Series A Preferred Stock, plus any accrued and unpaid dividends up to the date for such distribution, whether or not declared. If, upon any liquidation of the Company, the assets distributable among the holders of the Series A Preferred Stock are insufficient to permit the payment in full to the holders of the Series A Preferred Stock and all other classes of preferred stock ranking (as to any such distribution) senior to or on a parity with the Series A Preferred Stock, of all preferential amounts payable to all such holders, then the entire assets of the Company thus distributable will be distributed ratably among the holders of the Series A Preferred Stock and all classes and series of capital stock ranking (as to any such distribution) senior to or on a parity with the Series A Preferred Stock in order of relative priority and, as to classes and series ranking on a parity with one another, in proportion to the full preferential amount that would be payable per share if such assets were sufficient to permit payment in full. If, after payment of the Liquidation Preference to the holders of the Series A Preferred Stock and the payment of the liquidation preference with respect to any capital stock ranking (as to any such distribution) senior to or on a parity with the Series A Preferred Stock, assets remain in the Company, all such remaining funds shall be distributed first to the holders of the Common Stock, until such holders have received an amount per share equal to the Liquidation Preference, subject to certain adjustments, and then on an equal per share basis to holders of all capital stock of the Company on a pro rata, as-if-converted to Common Stock basis.

     The holders of the Series A Preferred Stock shall be entitled to receive when, as and if declared by the Board cumulative dividends payable on the shares of the Series A Preferred Stock for each quarterly dividend period, commencing March 15, June 15, September 15 and December 15 of each year and ending on the day next preceding the first day of the next quarterly dividend period, at a rate of 8% per annum, compounded annually, in respect of the Liquidation Preference. All such dividends shall be payable on March 15, June 15, September 15 and December 15 of each year. The Company may, at its option, pay a certain portion of such dividends through the issuance of that number of additional shares of Series A Preferred Stock having an aggregate Liquidation Preference equal to the aggregate dollar amount of dividends to be paid on such dividend payment date.

     Except as provided by law, the holders of the Series A Preferred Stock are entitled to only those voting rights set forth in the Stockholders Agreement.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. EMPLOYEE BENEFITS

EMPLOYMENT AGREEMENTS

     DTS Management has entered into employment agreements, as amended, with certain executive officers of DTS Management (the "Employment Agreements"). The initial term of the Employment Agreements are one year, with automatic extensions of one year unless terminated by DTS Management or the executive. The Employment Agreements provide for base salaries and bonuses at the discretion of the Board of Directors of DTS.

     Pursuant to the Employment Agreements, the Company issued the executives an aggregate of 87,049 Class C Units, which vest based on the Company's reaching defined numbers of subscribers and/or on defined vesting dates. Any units not vested at the earlier of (i) the date on which the Company completes an initial public offering; (ii) the date upon which Columbia and its officers, directors, stockholders and employees cease to own, directly or indirectly, in the aggregate at least 50% of the equity interests of the Company held by them on November 19, 1996; or (iii) March 31, 1998 shall become fully vested and cease to be restricted so long as the executive has remained employed by DTS Management through such date.

     The Employment Agreements also permitted the executives to purchase a certain number of Class B Units at a price of $10 per unit. Pursuant to rights under the Employment Agreements and the Company's LLC Agreement, the executives have purchased an aggregate of 100,500 Class B Units.

     The Employment Agreements provide that the Company has the option to repurchase all of the Class C Units held by an executive which have vested and all of the Class B Units held by an executive if the executive's employment is terminated voluntarily or with cause (as defined) prior to April 1, 1998. At such time, all unvested Class C Units of the executive shall be forfeited. If the executive is terminated for any reason other than cause, the executive's Class C Units will become fully vested and unrestricted.

     Simultaneous with the execution of the Employment Agreements, the subject executive officers also entered into loan agreements with Columbia for an aggregate of $430,000 to fund a portion of the equity purchases by the executives. The loans bear interest at 10% per annum and mature on the earlier of April 1, 2001 or receipt by the executive of proceeds from the sale of the purchased units. The loans are secured by a portion of the executive's purchased Class B Units.

     The Employment Agreements were amended as of October 10, 1997 to provide for certain changes with respect to the severance provisions and the vesting of applicable executive officers' shares of Common Stock received in exchange for their Class C Units and warrants received in exchange for their Class D Units.

DIGITAL TELEVISION SERVICES 401(K) PLAN

     In January 1997, the Company established the Digital Television Services 401(k) Plan (the "Plan") covering all of its employees. As part of the Plan, the Company provides matching contributions of 20% of the participant's contributions up to a maximum of 5% of the participant's pay. The Plan also provides for additional contributions at the discretion of the Company. The Company incurs the cost of administering this plan.

EMPLOYEE STOCK PLAN

     In October 1997, the Company adopted the Digital Television Services, Inc. 1997 Stock Option Plan (the "Employee Stock Plan") pursuant to which up to 100,000 shares of Common Stock (or such larger number of shares as may be approved by the Compensation Committee of the Board of Directors of the Company (the "Board")) may be issued to employees or independent contractors of the Company or the Subsidiaries at prices equal to the market value thereof as of the date of issuance and pursuant to such terms

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and conditions (including vesting) as the Board shall determine. As of December 31, 1997, stock options have been granted with respect to 43,633 shares of Common Stock. The exercise price at the date of grant of $22.50 per share approximates the market value of the options and, therefore, the plan is generally non-compensatory. The stock options expire from two to ten years after each respective grant date. A portion of the options are exercisable as of the grant date. The remaining options become exercisable beginning one year from the grant date with vesting periods of four years. Upon consummation of the Pegasus transaction (Note 10), generally all options that remain unvested will become fully vested.

     The Company accounts for stock options under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. Statement of Financial Accounting Standards No. 123: Accounting for Stock Based Compensation ("SFAS No. 123") allows a company to follow APB Opinion No. 25 with an additional disclosure that shows what the Company's pro forma net loss would have been using the compensation model under SFAS No. 123. Under SFAS No. 123, the fair values for these options were estimated at the date of grant using an option pricing model with the following assumptions: weighted average risk-free interest rate of 5.65%, no dividend yield, and a life of the options approximating one year to reflect accelerated vesting provisions of the Pegasus Transaction (Note 10). The estimated fair value of these options was calculated using a minimum value method and may not be indicative of the future impact, since the model for this method does not take volatility into consideration.

     The pro forma net loss under SFAS No. 123 approach was $3,535,259 for the period from January 30, 1996 (inception) to December 31, 1996 and $30,286,667 for the year ended December 31, 1997.

9.  RELIANCE ON DIRECTV AND THE NRTC AND OTHER MATTERS

     The NRTC has contracted with third parties to provide the NRTC members with certain services, including billing services and centralized remittance processing services. The NRTC bills the Company for these services on a monthly basis. These fees are recorded as service fees in the accompanying statement of operations. The NRTC also sells DSS(R) equipment to its members.

     Because the Company is, through the NRTC, a distributor of DIRECTV Services, the Company would be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DirecTv or its parent corporation, Hughes Communication Galaxy, Inc. ("Hughes"), including DirecTv's failure to retain or renew its Federal Communication Commission ("FCC") licenses to transmit radio frequency signals from the orbital slots occupied by its satellites.

     The NRTC is a cooperative organization whose members are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Pursuant to an agreement between the NRTC and Hughes (the "Hughes Agreement") and the NRTC Member Agreements, participating NRTC members acquired the exclusive rights to provide DIRECTV Services to residential and commercial subscribers in certain rural DirecTv markets. In general, upon default by the NRTC under the Hughes Agreement, the Company would have the right to acquire DIRECTV Services directly from DirecTv. The NRTC has contracted with third parties to provide the NRTC members with certain services, including billing services and centralized remittance processing services. If the NRTC is unable to provide these services for whatever reason, the Company would be required to acquire the services from other sources. There can be no assurance that the cost to the Company to obtain these services elsewhere would not exceed the amounts currently payable to the NRTC.

     The Company would also be adversely affected by the termination of the NRTC Member Agreements by the NRTC prior to the expiration of their respective terms. If the NRTC Member Agreements are terminated

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

by the NRTC, the Company would no longer have the right to provide DIRECTV Services. There can be no assurance that the Company would be able to obtain similar DBS services from other sources.

     Both the Hughes Agreement and the NRTC Member Agreements expire when Hughes removes its current satellites from their assigned orbital locations. Although, according to Hughes, the three DirecTv satellites have estimated orbital lives of approximately 15 years from their respective launches in December 1993 and 1994, there can be no assurance as to the longevity of the satellites and thus no assurance as to how long the Company will be able to continue to acquire DBS services pursuant to the NRTC Member Agreements.

     While the Company believes it will have access to DIRECTV Services following the expiration of the current Hughes Agreement by virtue of the NRTC's right of first refusal in the Hughes Agreement and the Company's existing contractual and membership relationship with the NRTC, there can be no assurance that such services will be available to the Company from Hughes or the NRTC, and, if available, there can be no assurance with regard to the financial and other terms under which the Company could acquire the services.

     The Company's DBS business is a new business with a limited operating history. There are numerous risks associated with satellite transmission technology. There can be no assurance as to the longevity of the satellites or that loss, damage, or changes in the satellites will not occur and have a material adverse effect on DirecTv and the Company's DBS business.

     DirecTv, and therefore the Company, is dependent on third parties to provide high-quality programming that appeals to mass audiences. DirecTv's programming agreements have terms which expire on various dates and have different renewal and cancellation provisions. There can be no assurance that any such agreements will be renewed or will not be canceled prior to expiration of their original terms.

     DBS operators, such as DirecTv, are free to set prices and serve subscribers according to their business judgment, without rate of return and other regulation. However, DirecTv is subject to the regulatory jurisdiction of the FCC.

10. SUBSEQUENT EVENTS

ACQUISITION OF CONTRACT RIGHTS

     On January 30, 1998, the Company acquired the rights to provide DIRECTV Services in certain counties in Georgia for $9.5 million from Ocmulgee Communications, Inc. The purchase price was financed through borrowings under the Credit Facility.

THE ACQUISITION OF THE COMPANY

     On January 8, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among Pegasus Communications Corporation ("Pegasus"), the Company, Pegasus DTS Merger Sub, Inc., a wholly-owned subsidiary of Pegasus (the "Merger Sub"), certain stockholders of Pegasus and certain stockholders of the Company. Pursuant to the Merger Agreement, the Merger Sub will be merged (the "Pegasus Transaction") with and into the Company, and the Company will become a wholly-owned subsidiary of Pegasus. The Merger Agreement provides for the acquisition of all of the outstanding capital stock of the Company in exchange for approximately 5.5 million shares of Pegasus' Class A Common Stock. Pegasus will not assume, guarantee or otherwise have any liability for the Notes or any other liability of the Company or its subsidiaries. At the closing of the Pegasus Transaction, and thereafter except to the extent permitted under the terms of the Notes, the Company will not assume, guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of its subsidiaries.

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Pegasus Transaction is expected to be completed in the first half of 1998 and is subject , among other things, to approval of the stockholders of Pegasus and the Company, consents from the NRTC, DirecTv and the Company's lenders, and other conditions customary in transactions of this nature.

     Upon the consummation of the Pegasus Transaction, a change of control will occur and the Company will be required to make an offer to purchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of the purchase. The Company has entered into a commitment letter with CIBC Oppenheimer Corp. ("CIBCC") under which CIBCC has agreed to purchase the Notes tendered in response to the offer to purchase the Notes. CIBCC's commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that such alternative arrangements will be available or, if available, will be on terms satisfactory to the Company. In addition, the consummation of the Pegasus Transaction may also constitute an event of default under the Credit Facility due to a change in control of the Company, permitting the lenders thereunder to accelerate the repayment of indebtedness thereunder, in which case the subordination provisions of the Notes would require the payment in full of the outstanding amounts under the Credit Facility and any other senior indebtedness before the Company could distribute cash to purchase the Notes. A condition to the closing of the Pegasus Transaction is that the Credit Facility be amended to permit such closing.

     The Company has been informed by the management of Pegasus that, upon consummation of the Pegasus Transaction, Pegasus would use the purchase method of accounting to record the acquisition of the Company and would "push down" the effects of the purchase price which would increase the Company's intangible assets by approximately $83 million. Accordingly, the Company's amortization expense would be increased with respect to periods subsequent to the consummation of the Pegasus Transaction.

EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

2.1 Certificate of Merger of WEP Intermediate Corp. and Digital Television Services, LLC (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-36217) of the Registrants, as declared effective by the Securities and Exchange Commission on December 24, 1997 (the "1997 Registration Statement")).

2.2 Agreement and Plan of Merger dated January 8, 1998 among Pegasus Communications Corporation, Digital Television Services, Inc., Pegasus DTS Merger Sub, Inc., certain stockholders of Pegasus Communications Corporation and certain stockholders of Digital Television Services, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 44729) of Pegasus Communications Corporation).

3.1 Amended and Restated Certificate of Incorporation of Digital Television Services, Inc. (incorporated by reference to Exhibit 3.1(f) to the 1997 Registration Statement).

3.2 Bylaws of Digital Television Services, Inc. (incorporated by reference to Exhibit 3.1(g) to the 1997 Registration Statement).

3.3 Certificate of Incorporation of DTS Capital, Inc. (incorporated by reference to Exhibit 3.2(a) to the 1997 Registration Statement).

3.4 Bylaws of DTS Capital, Inc. (incorporated by reference to Exhibit 3.2(b) to the 1997 Registration Statement).

3.5 Articles of Organization of DTS Management, LLC (incorporated by reference to Exhibit 3.3(a) to the 1997 Registration Statement).

3.6 Articles of Amendment of DTS Management, LLC (incorporated by reference to Exhibit 3.3(b) to the 1997 Registration Statement).

3.7 Amended and Restated Operating Agreement of DTS Management, LLC (incorporated by reference to Exhibit 3.3(c) to the 1997 Registration Statement).

3.8 Certificate of Formation of Digital Television Services of California, LLC (incorporated by reference to Exhibit 3.4(a) to the 1997 Registration Statement).

3.9 Limited Liability Company Agreement of Digital Television Services of California, LLC (incorporated by reference to Exhibit 3.4(b) to the 1997 Registration Statement).

3.10 Articles of Organization of Digital Television Services of Colorado, LLC (incorporated by reference to Exhibit 3.5(a) to the 1997 Registration Statement).

3.11 Operating Agreement of Digital Television Services of Colorado, LLC (incorporated by reference to Exhibit 3.5(b) to the 1997 Registration Statement).

3.12 Articles of Organization of Digital Television Services of Georgia, LLC (incorporated by reference to Exhibit 3.6(a) to the 1997 Registration Statement).

3.13 Operating Agreement of Digital Television Services of Georgia, LLC (incorporated by reference to Exhibit 3.6(b) to the 1997 Registration Statement).

3.14 Articles of Organization of Digital Television Services of Kansas, LLC (incorporated by reference to Exhibit 3.7(a) to the 1997 Registration Statement).

3.15 Operating Agreement of Digital Television Services of Kansas, LLC (incorporated by reference to Exhibit 3.7(b) to the 1997 Registration Statement).

3.16 Articles of Organization of Digital Television Services of Kentucky, LLC (incorporated by reference to Exhibit 3.8(a) to the 1997 Registration Statement).

3.17 Operating Agreement of Digital Television Services of Kentucky, LLC (incorporated by reference to Exhibit 3.8(b) to the 1997 Registration Statement).

3.18 Articles of Organization of Digital Television Services of New Mexico, LLC (incorporated by reference to Exhibit 3.9(a) to the 1997 Registration Statement).

3.19 Operating Agreement of Digital Television Services of New Mexico, LLC (incorporated by reference to Exhibit 3.9(b) to the 1997 Registration Statement).

3.20 Articles of Organization of Digital Television Services of New York I, LLC (incorporated by reference to Exhibit 3.10(a) to the 1997 Registration Statement).

3.21 Operating Agreement of Digital Television Services of New York I, LLC (incorporated by reference to Exhibit 3.10(b) to the 1997 Registration Statement).

3.22 Articles of Organization of Digital Television Services of South Carolina I, LLC (incorporated by reference to Exhibit 3.11(a) to the 1997 Registration Statement).

3.23 Operating Agreement of Digital Television Services of South Carolina I, LLC (incorporated by reference to Exhibit 3.11(b) to the 1997 Registration Statement).

3.24 Articles of Organization of Digital Television Services of Vermont, LLC (incorporated by reference to Exhibit 3.12(a) to the 1997 Registration Statement).

3.25 Operating Agreement of Digital Television Services of Vermont, LLC (incorporated by reference to Exhibit 3.12(b) to the 1997 Registration Statement).

3.26 Articles of Incorporation of Spacenet, Inc. (incorporated by reference to Exhibit 3.13(a) to the 1997 Registration Statement).

3.27 Certificate of Amendment of Spacenet, Inc. (incorporated by reference to Exhibit 3.13(b) to the 1997 Registration Statement)

3.28 Bylaws of Spacenet, Inc. (incorporated by reference to Exhibit 3.13(c) to the 1997 Registration Statement).

3.29 Articles of Organization of Digital Television Services of Indiana, LLC (incorporated by reference to Exhibit 3.14(a) to the 1997 Registration Statement).

3.30 Articles of Amendment of Digital Television Services of Indiana, LLC (incorporated by reference to Exhibit 3.14(b) to the 1997 Registration Statement).

3.31 Operating Agreement of Digital Television Services of Indiana, LLC (incorporated by reference to Exhibit 3.14(c) to the 1997 Registration Statement).

4.1 Indenture dated as of July 30, 1997 among the Issuers, the Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the 1997 Registration Statement).

4.2 Form of Notes (incorporated by reference to Exhibit 4.2 to the 1997 Registration Statement).

4.3 Registration Rights Agreement dated as of July 30, 1997 among the Issuers, the Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation, CIBC Wood Gundy Securities Corp. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.3 to the 1997 Registration Statement).

4.4 Interest Escrow Agreement dated as of July 30, 1997 among The Bank of New York, as Escrow Agent and Collateral Agent, and the Issuers (incorporated by reference to Exhibit 4.4 to the 1997 Registration Statement).

4.5 Escrow Security Agreement dated as of July 30, 1997 between The Bank of New York, as Collateral Agent, and the Issuers (incorporated by reference to Exhibit 4.5 to the 1997 Registration Statement).

4.6 Supplemental Indenture dated October 10, 1997 among the Issuers, the Guarantors, WEP Intermediate Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to the 1997 Registration Statement).

10.1 Second Amended and Restated Credit Agreement dated as of July 30, 1997 (the "Restated Credit Agreement") among Digital Television Services, Inc., and the several Lenders, CIBC Wood Gundy Securities Corp., as arranger, Morgan Guaranty Trust Company of New York, Fleet National Bank, and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.1 to the 1997 Registration Statement).

10.2 Guarantee and Collateral Agreement among the Guarantors named therein and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.2 to the 1997 Registration Statement).

10.3 Stock Purchase Agreement dated as of January 30, 1996 by and between Edward Botefuhr and Janet Blakeley Botefuhr and Digital Television Services, LLC (formerly DBS Holdings, L.P.)(incorporated by reference to Exhibit 10.3 to the 1997 Registration Statement).

10.4 Asset Purchase Agreement dated as of March 19, 1996 between Digital Television Services of California, LLC (formerly Columbia DBS San Luis Obispo, L.P.) and Pacific Coast DBS, Inc. (the "Pacific Coast Purchase Agreement")(incorporated by reference to Exhibit 10.4(a) to the 1997 Registration Statement).

10.5 Amendment to Pacific Coast Purchase Agreement dated as of April 1, 1996 (incorporated by reference to Exhibit 10.4(b) to the 1997 Registration Statement).

10.6 Asset Purchase Agreement dated as of June 11, 1996 between Omega Cable and Dale Hazard and Scott Alexander and Digital Television Services of Colorado, LLC (formerly Digital Television Services of Colorado, LP) (the "Omega Purchase Agreement")(incorporated by reference to Exhibit 10.5(a) to the 1997 Registration Statement).

10.7 Amendment to Omega Purchase Agreement dated July 14, 1996 (incorporated by reference to Exhibit 10.5(b) to the 1997 Registration Statement).

10.8 Asset Purchase Agreement dated as of June 26, 1996 among Falls Earth Station, Inc. and Gerald R. Barnes and Digital Television Services of New

         York I, LLC (successor by merger to Digital Television Services of New York II, LP) (the "Falls Earth Purchase Agreement")(incorporated by reference to Exhibit 10.6(a) to the 1997 Registration Statement).

10.9 First Amendment dated July 11, 1996 to the Falls Earth Purchase Agreement (incorporated by reference to Exhibit 10.6(b) to the 1997 Registration Statement).

10.10 Asset Purchase Agreement dated as of June 28, 1996 among TEG DBS Services, Inc. and Kulwinder Singh and Jadwinder Singh and Digital Television Services of New Mexico, LLC (formerly Digital Television Services of New Mexico, LP) (the "Teg Purchase Agreement")(incorporated by reference to Exhibit 10.7(a) to the 1997 Registration Statement).

10.11 First Amendment dated July 11, 1996 to Teg Purchase Purchase Agreement")(incorporated by reference to Exhibit 10.7(b) to the 1997 Registration Statement).

10.12 Asset Purchase Agreement dated as of June 28, 1996 between Northeast Cable Services, Inc. and Digital Television Services of New York I, LLC (formerly Digital Television Services of New York I, LP) (the "Northeast Cable Purchase Agreement")(incorporated by reference to
         Exhibit 10.8(a) to the 1997 Registration Statement).

10.13 Amendment dated August 28, 1996 to the Northeast Cable Purchase Agreement (incorporated by reference to Exhibit 10.8(b) to the 1997 Registration Statement).

10.14 Asset Purchase Agreement dated as of October 5, 1996 among Pee Dee Electricom, Inc. and Pee Dee Electric Cooperative, Inc. and Digital Television Services of South Carolina I, LLC (formerly Digital Television Services of South Carolina I, LP) (the "Pee Dee Purchase Agreement")(incorporated by reference to Exhibit 10.9(a) to the 1997 Registration Statement).

10.15 First Amendment dated November 4, 1996 to the Pee Dee Purchase Agreement (incorporated by reference to Exhibit 10.9(b) to the 1997 Registration Statement).

10.16 Second Amendment dated November 25, 1996 to the Pee Dee Purchase Agreement (incorporated by reference to Exhibit 10.9(c) to the 1997 Registration Statement).

10.17 Asset Purchase Agreement dated as of October 5, 1996 among Santee Satellite Systems, Inc. Santee Electric Cooperative, Inc. and Digital Television Services of South Carolina I, LLC (successor by merger to Digital Television Services of South Carolina II, LP) (the "Santee Purchase Agreement") (incorporated by reference to Exhibit 10.10(a) to the 1997 Registration Statement).

10.18 First Amendment dated November 4, 1996 to the Santee Purchase Agreement (incorporated by reference to Exhibit 10.10(b) to the 1997 Registration Statement).

10.19 Asset Purchase Agreement dated as of October 28, 1996 between Direct Programming Services Limited Partnership and Digital Television Services of Kentucky, LLC (formerly Digital Television Services of Kentucky, LLC (formerly Digital Television Services of Kentucky, LP) (the "Direct Purchase Agreement") (incorporated by reference to Exhibit 10.11(a) to the 1997 Registration Statement).

10.20 First Amendment dated November 26, 1996 to the Direct Purchase Agreement (incorporated by reference to Exhibit 10.11(b) to the 1997 Registration Statement).

10.21 Asset Purchase Agreement dated as of November 13, 1996 between Northeast DBS Enterprises, L.P., DTS Management, LLC (formerly DBS Management, LLC) (the "Northeast DBS Purchase Agreement") (incorporated by reference to Exhibit 10.12(a) to the 1997 Registration Statement)

10.22 Amendment dated February 11, 1997 to the Northeast DBS Purchase Agreement Among Northeast DBS Enterprises, L.P., DTS Management, LLC and Digital Television Services of Vermont, LLC (incorporated by reference to Exhibit 10.12(b) to the 1997 Registration Statement).

10.23 Asset Purchase Agreement dated as of November 22, 1996 between Skywave Communications, Inc. and Digital Television Services of Kansas, LLC (formerly Digital Television Services of Kansas, LP)(incorporated by reference to Exhibit 10.13 to the 1997 Registration Statement).

10.24 Asset Purchase Agreement dated as of November 22, 1996 between Kansas DBS, L.L.C. and Digital Television Services of Kansas, LLC (formerly Digital Television Services of Kansas, LP) (incorporated by reference to Exhibit 10.14 to the 1997 Registration Statement).

10.25 Asset Purchase Agreement dated as of February 19, 1997 between Mitchell Electric Membership Corporation and Digital Television Services of Georgia, LLC (incorporated by reference to Exhibit 10.15 to the 1997 Registration Statement).

10.26 Asset Purchase Agreement dated as of February 19, 1997 between DigiCom Services, Inc. and Digital Television Services of Georgia, LLC (the "DigiCom Purchase Agreement") (incorporated by reference to Exhibit 10.16(a) to the 1997 Registration Statement).

10.27 First Amendment dated April 15, 1997 to the DigiCom Purchase Agreement (incorporated by reference to Exhibit 10.16(b) to the 1997 Registration Statement).

10.28 Asset Purchase Agreement dated as of February 19, 1997 between Planters Electric Membership Corporation and Digital Television Services of Georgia, LLC (incorporated by reference to Exhibit 10.17 to the 1997 Registration Statement).

10.29 Asset Purchase Agreement dated as of February 19, 1997 between Washington Electric Membership Corporation and Digital Television Services of Georgia, LLC (incorporated by reference to Exhibit 10.18 to the 1997 Registration Statement).

10.30 Form of NRTC/Member Agreement for Marketing and Distribution of DBS Services, as amended by Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services (incorporated by reference to Exhibit 10.19 to the 1997 Registration Statement).

10.31 Employee Unit Plan (incorporated by reference to Exhibit 10.20 to the 1997 Registration Statement).

10.32 Lease Agreement dated August 2, 1996 between Fund II, Fund III, Fund IV and Fund VII Associates and DTS Management, LLC (the "Lease Agreement")(incorporated by reference to Exhibit 10.21(a) to the 1997 Registration Statement).

10.33 Amendment dated December 20, 1996 to the Lease Agreement (incorporated by reference to Exhibit 10.21(b) to the 1997 Registration Statement).

10.34 Employment Agreement effective April 1, 1996 between DTS Management, LLC and Douglas S. Holladay, Jr. (the "Holladay Employment Agreement") (incorporated by reference to Exhibit 10.22 to the 1997 Registration Statement).

10.35 Employment Agreement effective March 24, 1997 between DTS Management, LLC and Earle A. MacKenzie (the "MacKenzie Employment Agreement") (incorporated by reference to Exhibit 10.23 to the 1997 Registration Statement).

10.36 Employment Agreement effective April 1, 1996 between DTS Management, LLC and William J. Dorran (incorporated by reference to Exhibit 10.24 to the 1997 Registration Statement).

10.37 Employment Agreement effective April 15, 1996 between DTS Management and Donald A. Doering (the "Doering Employment Agreement") (incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement).

10.38 Asset Purchase Agreement dated as of October 17, 1997 between Digital Television Services of Indiana, LLC, Satellite Television Services, Inc. and Clay County Rural Telephone Cooperative, Inc. (incorporated by reference to Exhibit 10.26 to the 1997 Registration Statement).

10.39 Digital Television Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the 1997 Registration Statement).

10.40 Amendment dated October 10, 1997 to Holladay Employment Agreement (incorporated by reference to Exhibit 10.28 to the 1997 Registration Statement).

10.41 Amendment dated October 10, 1997 to MacKenzie Employment Agreement (incorporated by reference to Exhibit 10.29 to the 1997 Registration Statement).

10.42 Amendment dated October 10, 1997 to Doering Employment Agreement (incorporated by reference to Exhibit 10.30 to the 1997 Registration Statement).

10.43 Stockholders Agreement dated October 10, 1997 among the Company and the Holders of its Common Stock and Series A Preferred Stock (incorporated by reference to Exhibit 10.31 to the 1997 Registration Statement).

10.44 Registration Rights Agreement dated February 10, 1997 among the Company and the stockholders named therein. (incorporated by reference to Exhibit 10.32 to the 1997 Registration Statement)

10.45 Form of Warrant Agreement (incorporated by reference to Exhibit 10.33 to the 1997 Registration Statement).

10.46 Amendment dated November 6, 1997 to Holladay Employment Agreement (incorporated by reference to Exhibit 10.34 to the 1997 Registration Statement).

10.47 Amendment dated November 6, 1997 to MacKenzie Employment Agreement (incorporated by reference to Exhibit 10.35 to the 1997 Registration Statement).

10.48 Amendment dated November 6, 1997 to Doering Employment Agreement (incorporated by reference to Exhibit 10.36 to the 1997 Registration Statement).

10.49 Amendment dated October 30, 1997 to the Restated Credit Agreement (incorporated by reference to Exhibit 10.37 to the 1997 Registration Statement).

10.50 Asset Purchase Agreement dated January 8, 1998 between Digital Television Services of Georgia, LLC and Ocmulgee Communications, Inc.

12       Statement regarding Computation of Ratios.

21       Subsidiaries of Registrants.

24       Powers of Attorney (included on the signature pages hereto).

27.1     Financial data schedule Digital Television Services, Inc.

27.2     Financial data schedule DTS Capital, Inc.