Form 10-Q
period 1998-03-31
DIGITAL TELEVISION SERVICES INC
filed 1998-05-14
CIK 1035722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998
                                        --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________


                                    333-36217
                                  333-36217-01
                             Commission file number

                        DIGITAL TELEVISION SERVICES, INC.
                                DTS CAPITAL, INC.
      ---------------------------------------------------------------------
      (Exact Name of Registrants as Specified in Their Respective Charters)



         Delaware                                            06-1473713
         Delaware                                            58-2332106
 ------------------------------                        ----------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)


c/o Pegasus Communications Management Company;
5 Radnor Corporate Center, Suite 454, Radnor, PA                      19087
------------------------------------------------                   ----------
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code:   (888) 438-7488
                                                      --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrants: Not applicable; the Registrants have no publicly traded equity securities. As of April 27, 1998, after giving effect to the merger of Pegasus DTS Merger Sub, Inc. into Digital Television Services, Inc., Digital Television Services, Inc. and DTS Capital, Inc. each had outstanding 100 shares of Common Stock.

                               Index to Form 10-Q

                         Part I - Financial Information

                                                                                                                 Page
                                                                                                                 ----


Item 1.           Condensed Consolidated Balance Sheets...........................................................3

                  Condensed Consolidated Statements of Operations.................................................4

                  Condensed Consolidated Statements of Cash Flows.................................................5

                  Notes to Condensed Consolidated Financial Statements............................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................18


                                         Part II - Other Information

Item 5.           Other Information..............................................................................19

Item 6.           Exhibits and Reports on Form 8-K...............................................................19

                  Signatures.....................................................................................20


                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   December 31, 1997           March 31, 1998
                                                                                   -----------------         -----------------
                                                                                                               (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................................           $  39,113,152            $   4,478,512
   Restricted cash ........................................................              19,006,386               18,651,307
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of  $190,647 and
      $200,548 at December 31, 1997 and March 31, 1998, respectively ......               4,629,539                5,334,990
      Other, net ..........................................................                 544,480                  508,471
   Inventory ..............................................................               2,229,918                1,487,370
   Other ..................................................................                  92,605                   51,177
                                                                                      -------------            -------------
         Total current assets .............................................              65,616,080               30,511,827
                                                                                      -------------            -------------
RESTRICTED CASH ...........................................................              18,020,702                9,030,461
                                                                                      -------------            -------------

PROPERTY AND EQUIPMENT, at cost ...........................................               3,474,754                3,815,851
   Less accumulated depreciation ..........................................                (554,537)                (776,106)
                                                                                      -------------            -------------
                                                                                          2,920,217                3,039,745
                                                                                      -------------            -------------
CONTRACT RIGHTS AND OTHER ASSETS, NET .....................................             171,105,067              176,600,122
                                                                                      -------------            -------------
                                                                                      $ 257,662,066            $ 219,182,155
                                                                                      =============            =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .......................................................           $   4,495,937            $   4,592,140
   Accrued liabilities ....................................................              40,275,901                8,425,008
   Unearned revenue .......................................................               3,314,397                3,568,904
   Current maturities of long-term debt ...................................              14,950,430                9,983,234
   Other ..................................................................                 299,766                  364,588
                                                                                      -------------            -------------
         Total current liabilities ........................................              63,336,431               26,933,874
                                                                                      -------------            -------------
LONG-TERM DEBT, less current maturities ...................................             177,641,876              186,749,451
                                                                                      -------------            -------------

OTHER LIABILITIES .........................................................                  46,646                   46,646
                                                                                      -------------            -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; 1,404,056
     issued and outstanding at December 31, 1997 and March 31, 1998 .......                  14,041                   14,041
   Common stock, $.01 par value; 10,000,000 shares authorized; 2,137,049
     issued and outstanding at December 31, 1997 and March 31, 1998 .......                  21,370                   21,370
   Additional paid-in capital .............................................              25,826,080               25,826,080
   Retained deficit .......................................................              (9,224,378)             (20,409,307)
                                                                                      -------------            -------------
         Total stockholders' equity .......................................              16,637,113                5,452,184
                                                                                      -------------            -------------
                                                                                      $ 257,662,066            $ 219,182,155
                                                                                      =============            =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                           --------------------------------------
                                                                                 1997                 1998
                                                                           ----------------     -----------------


Revenues:
   Basic and satellite service ...............................                $  4,492,124          $ 11,788,970
   Premium services ..........................................                   2,000,955             4,378,214
   Other .....................................................                     483,912               948,609
                                                                              ------------          ------------
         Total revenue .......................................                   6,976,991            17,115,793


Operating expenses:
   Programming expense .......................................                   4,443,802            11,365,672
   Marketing and selling .....................................                   1,143,769             3,876,093
   General and administrative ................................                     860,902             1,376,006
   Corporate expenses ........................................                     486,372               566,710
   Depreciation and amortization .............................                   2,428,016             5,208,602
                                                                              ------------          ------------

         Loss from operations ................................                  (2,385,870)           (5,277,290)

   Interest expense ..........................................                  (1,546,599)           (6,194,532)
   Interest income ...........................................                      33,719               452,392
   Other income (expense) ....................................                        (108)             (165,499)

                                                                              ------------          ------------

  Net loss ...................................................                $ (3,898,858)         $(11,184,929)
                                                                              ============          ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                     1997                1998
                                                                               ----------------    -----------------
Cash flows from operating activities:
   Net loss ................................................................    $ (3,898,858)        $(11,184,929)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ........................................       2,287,816            4,754,593
      Amortization of capitalized debt costs and debt discount .............         159,005              798,878
      Amortization of deferred promotional costs ...........................         204,604               16,006
      Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable, net ..........................................         (24,381)            (369,508)
         Inventory .........................................................        (108,824)             742,548
         Other current assets ..............................................        (480,570)              25,422
         Accounts payable ..................................................       1,656,406              431,108
         Accrued liabilities ...............................................         569,727           (4,519,057)
         Unearned revenue and other liabilities ............................         262,959              169,297
                                                                                ------------         ------------
             Total adjustments .............................................       4,526,742            2,049,287
                                                                                ------------         ------------
             Net cash provided by (used in) operating activities ...........         627,884           (9,135,642)
                                                                                ------------         ------------

Cash flows from investing activities:
   Purchases of property and equipment, net of acquisitions ................        (414,685)            (341,097)
   Decrease in restricted cash for payment of subordinated notes ...........            --              9,345,320
   Purchase of contract rights and related net assets, net of amounts ......     (83,986,588)         (37,172,504)
   financed
   Increase in other assets ................................................         (91,131)            (369,179)
                                                                                ------------         ------------
             Net cash used in investing activities .........................     (84,492,404)         (28,537,460)
                                                                                ------------         ------------

Cash flows from financing activities:
   Proceeds from bank credit facility ......................................      60,600,000           13,000,000
   Issuance of notes payable ...............................................         132,632                 --
   Repayment of seller notes and other notes payable .......................      (5,969,270)          (9,583,090)
   Capitalized financing fees ..............................................      (1,133,655)            (378,448)
   Sale of Member Units ....................................................      32,059,000                 --
   Other, net ..............................................................        (399,416)                --
                                                                                ------------         ------------
             Net cash provided by financing activities .....................      85,289,291            3,038,462
                                                                                ------------         ------------

Net increase (decrease) in cash and cash equivalents .......................       1,424,771          (34,634,640)
                                                                                ------------         ------------

Cash and cash equivalents at beginning of period ...........................       1,595,953           39,113,152
                                                                                ------------         ------------

Cash and cash equivalents at end of period .................................    $  3,020,724         $  4,478,512
                                                                                ============         ============

Supplemental Cash Flow Information:
   Cash paid for interest ..................................................    $       --           $ 10,368,718
                                                                                ============         ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY

         Digital Television Services, Inc. ("DTS"), a Delaware corporation, is successor to Digital Television Services, LLC, a limited liability company organized under the Delaware Limited Liability Act, and DBS Holdings, L.P., a Delaware limited partnership originally formed on January 30, 1996 by Columbia Capital Corporation and senior management of DTS. DTS and its wholly owned subsidiaries (collectively, the "Company") were formed to acquire and operate the exclusive rights to distribute direct broadcast satellite ("DBS") services ("DIRECTV Services") offered by DIRECTV, Inc. ("DIRECTV") in certain rural markets (the "Rural DIRECTV Markets"). The Company obtained the rights to distribute DIRECTV Services in its territories pursuant to agreements (the "NRTC Member Agreements") with the National Rural Telecommunications Cooperative (the "NRTC"). Under the provisions of the NRTC Member Agreements, the Company has the exclusive right to provide DIRECTV Services within certain rural territories in the United States. The Company completed its first acquisition of rights to provide DIRECTV Services in March 1996 and has made a total of 18 acquisitions through March 31, 1998.

         DTS is a holding company which operates primarily through its wholly-owned subsidiaries. The principal wholly-owned subsidiaries of DTS as of March 31, 1998 consist of 11 entities (the "Operating Subsidiaries") which, except for one subsidiary which is a Delaware limited liability company and one subsidiary which is a New Mexico corporation, are limited liability companies organized under the laws of the state of Georgia. The Operating Subsidiaries have the right to provide DIRECTV Services. The sole member and manager of the Operating Subsidiaries is DTS Management, LLC ("DTS Management"), a Georgia limited liability company, which is a wholly-owned subsidiary of DTS. The Company's other wholly-owned subsidiary, DTS Capital, Inc. ("DTS Capital"), was formed in 1997 and currently has nominal assets and does not conduct any operations. DTS Capital was formed to facilitate the issuance of $155.0 million in senior subordinated notes (the "Notes") in July 1997 (see Note 4).

         On January 8, 1998, the Company entered into an Agreement and Plan of Merger with Pegasus Communications Corporation ("Pegasus") providing for the acquisition of the Company by Pegasus (see Note 5).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenue Recognition

         The Company earns programming revenue by providing DIRECTV Services to its subscribers. Programming revenue include DIRECTV Services purchased by subscribers in monthly, quarterly, or annual subscriptions; additional premium programming available on an a la carte basis; sports programming available under monthly, annual, or seasonal subscriptions; and movies and events programming available on a pay-per view basis. Programming purchased on a monthly, quarterly, annual, or seasonal basis, including premium programming, is billed in advance and is recorded as unearned revenue.

     Restricted Cash

         The Company has restricted cash held in escrow to cover the first four semi-annual interest payments on the Notes.

Inventories

         The Company maintains inventories consisting of DSS(R) equipment and related accessories. Inventory is valued at the lower of cost or market, generally on a specific identification basis.

Concentration of Credit Risk

         Concentration of credit risk with respect to accounts receivable is limited due to the large number of geographically dispersed subscribers. As a result, at March 31, 1998, management does not believe any significant concentration of credit risk exists.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

         Property and equipment, at cost, consist of the following:

                                                                    March 31,
                                                                      1998
                                                                 -------------
             Leasehold improvements..........................    $     328,844
             Furniture and equipment.........................        3,487,007
                                                                 -------------
                                                                 $   3,815,851
                                                                 =============


Contract Rights and Other Assets

         Contract rights and other assets consist of the following:


                                                                    March 31,
                                                                      1998
                                                                  ------------
             Contract rights, net.............................    $162,478,669
             Organization costs, net..........................         915,520
             Debt issuance costs, net.........................       3,741,196
             Bond issuance costs, net.........................       7,462,062
             Subscriber acquisition receivable................         821,579
             Capitalized merger costs.........................         601,036
             Other, net.......................................         580,060
                                                                  ------------
                                                                  $176,600,122
                                                                  =============

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.   ACQUISITIONS

     On January 30, 1998, the Company acquired the rights to provide DIRECTV Services in certain counties in Georgia for $9.5 million from Ocmulgee Communications, Inc. The purchase price was allocated to the fair values of the net assets acquired as follows (in thousands):

                    Current assets............................      $    206
                    Contract rights...........................         9,526
                    Current liabilities.......................         (243)
                                                                       -----
                              Total consideration.............       $ 9,489
                                                                     =======


4.   LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                         March 31, 1998
                                                --------------------------------
                                                                   Unamortized
                                                    Principal        Discount
                                                ----------------   -------------
          Senior subordinated notes..........      $155,000,000     $ 2,015,207
          Credit facility....................        28,500,000               -
          Seller notes and commitments.......        17,367,976       2,384,265
          Installment notes..................           264,181               -
                                                ----------------   -------------
                                                    201,132,157       4,399,472
          Less current maturities...........         11,260,848       1,277,614
                                                ----------------   -------------
                                                   $189,871,309     $ 3,121,858
                                                ================   =============

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

                       DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                  The Exchange Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by all direct and indirect subsidiaries of DTS (the "Guarantors"). The Guarantors consist of all of the subsidiaries of DTS, except DTS Capital, which is a co-issuer of the Exchange Notes and has no separate assets or operations. DTS does not have assets or operations apart from the assets and operations of its Operating Subsidiaries. Accordingly, separate financial information for the Guarantors is not provided because management of the Company has determined that such information would not be material to investors. On January 26, 1998, the Company completed the exchange of the Notes with the Exchange Notes. Credit Facility

                  The Company is a party to a credit agreement dated November 27, 1996, as amended and restated on July 30, 1997 (the "Credit Facility") by and among the Company, the banks and other lenders party from time to time thereto, CIBC, as Administrative Agent, CIBC Wood Gundy Securities Corp., as Arranger, J.P. Morgan, as Syndication Agent, and Fleet Bank, as Documentation Agent, which provides for a revolving credit facility in the amount of $70.0 million, with a $50.0 million sublimit for letters of credit, and a $20.0 million term loan facility. The proceeds of the Credit Facility may be used (i) to refinance certain existing indebtedness, (ii) prior to December 31, 1998, to finance the acquisition of certain Rural DIRECTV Markets and related costs and expenses, (iii) to finance capital expenditures of the Company and its Operating Subsidiaries and (iv) for the general corporate purposes and working capital needs of the Company and its Operating Subsidiaries. As of March 31, 1998, $33.4 million was available under the Credit Facility.

                  The $20.0 million term loan facility must be drawn no later than July 30, 1998 and any amounts not so drawn by that date will be cancelled. The term loan shall be repaid in 20 consecutive quarterly installments of $200,000 each commencing September 30, 1998 with the remaining balance due July 31, 2003. Borrowings under the revolving credit facility established pursuant to the Credit Facility are available to the Company until July 31, 2003; however, if the then unused portion of the commitments exceeds $10.0 million on December 31, 1998, the commitments will be reduced on such date by an amount equal to the unused portion of such commitments minus $10.0 million. Thereafter, the commitments thereunder will reduce quarterly commencing on September 30, 1999 at a rate of 3.509%

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



through 1999, 5.75% in 2000, 7.0% in 2001, 9.09% in 2002 and 3.09% until June
30, 2003. All of the loans outstanding will be repayable on July 31, 2003.

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

Seller Notes and Commitments

                  In connection with the acquisition of the Company's California rural DIRECTV Market, one of the Operating Subsidiaries, Digital Television Services of California, LLC ("DTS California"), entered into a promissory note dated April 1, 1996, as modified as of December 31, 1996 (as so modified, the "DTS California Note"), in favor of Pacific Coast DBS, Inc. ("Pacific"). Pursuant to the DTS California Note, DTS California is obligated to pay to Pacific the sum of (i) $480,000, payable in 24 equal monthly installments commencing May 1, 1996, and (ii) an amount payable on October 1, 1998 equal to the greater of $4.0 million or the Contingent Payment Amount. The Contingent Payment Amount is determined by multiplying the number of subscribers to DIRECTV Services in DTS California's rural DIRECTV market as of October 1, 1998 by certain dollar amounts. As of March 31, 1998, the Contingent Payment Amount is recorded as $6,629,400, which is based on subscriber levels at March 31, 1998. The DTS California Note is classified as current maturities in the accompanying balance sheet at March 31, 1998.

                  In connection with the acquisition of one of the Company's Rural DIRECTV Markets in South Carolina, one of the Operating Subsidiaries, Digital Television Services of South Carolina 1, LLC, entered into a promissory note dated November 26, 1996 payable to Pee Dee Electricom, Inc. in the amount of $7,955,000, of which $3,265,000 was paid in January 1997. The balance was paid on January 2, 1998.

                  In connection with the acquisition of the Company's Rural DIRECTV Markets in Georgia (the "Georgia Rural DIRECTV Markets"), one of the Operating Subsidiaries, Digital Television Services of Georgia, LLC ("DTS Georgia"), issued three promissory notes, each of which represents a portion of the purchase price for one of the Georgia Rural DIRECTV Markets. DTS Georgia issued (i) a promissory note dated May 9, 1997 ("the Planters Note") payable to Planters Electric Membership Corporation in the amount of approximately $850,000, (ii) a promissory note dated May 9, 1997 (the "Mitchell Note") payable to Mitchell Electric Membership Corporation ("Mitchell") in the amount of approximately $9.4 million and (iii) a promissory note dated May 9, 1997 (the "Washington Note") payable to Washington Electric Membership Corporation ("Washington") in the amount of approximately $5.2 million. The principal amount of the Planters Note was paid on January 2, 1998. The principal amount of each of the Mitchell Note and the Washington Note is payable in annual installments beginning January 2, 1998 through January 2, 2001. The obligations of DTS Georgia with respect to the Georgia Notes are secured by two irrevocable letters of credit issued pursuant to the Credit Facility, each of which has been issued for the benefit of one of Mitchell and Washington.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Installment Notes

                  The installment notes represent notes payable to certain financial institutions for certain property and equipment. The notes are payable in equal monthly installments through May 2000.

5.   Commitments and Contingent Liabilities

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

6.   SUBSEQUENT EVENTS

The Acquisition of the Company

     On April 27, 1998, the Company merged (the "Merger") with Pegasus DTS Merger Sub, Inc., a wholly-owned subsidiary of Pegasus. In connection with the Merger, the Company exchanged all of its outstanding capital stock for approximately 5.5 million shares of Pegasus' Class A Common Stock, and became a wholly-owned subsidiary of Pegasus. Pegasus did not assume, guarantee or otherwise have any liability for the Notes or any other liability of the Company or its subsidiaries. After the Merger, except to the extent permitted under the terms of the Notes, the Company did not assume, guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of its subsidiaries.

     Effective with the Merger, a change of control occurred and, as a result, the Company will be required to make an offer to purchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of the purchase. The Company has entered into a commitment letter with CIBC Oppenheimer Corp. ("CIBCC") under which CIBCC has agreed to purchase the Notes tendered in response to the offer to purchase the Notes. CIBCC's commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that such alternative arrangements will be available or, if available, will be on terms satisfactory to the Company.

     The Company has been informed by the management of Pegasus that Pegasus would use the purchase method of accounting to record the acquisition of the Company and would "push down" the effects of the purchase price which would increase the Company's intangible assets by approximately $163.1 million. Accordingly, the Company's amortization expense would be increased with respect to periods subsequent to the Merger.

                        DIGITAL TELEVISION SERVICES, INC.
                                AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 13 - 22) of the Company's Prospectus dated December 24, 1997, filed as part of the Company's Registration Statement in Form S-1, File No. 333-36217 (the "Prospectus"), which section is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company was formed on January 30, 1996, to acquire, own and manage rights to distribute DIRECTV Services to residential households and commercial establishments in the Rural DIRECTV Markets. On January 30, 1998, the Company acquired the rights to provide DIRECTV Services to approximately 37,000 households in Georgia for approximately $9.5 million in cash, or $257 per household. As of March 31, 1998, the Company had acquired the rights to provide DIRECTV Services to approximately 1,669,000 households for a total of approximately $180.4 million or $108 per household, excluding adjustments recorded to reflect the discount of certain of the Company's seller notes at the 9% interest rate under the Credit Facility. Of the total purchase price, approximately $138.6 million was paid in cash and approximately $41.8 million was financed through the issuance of promissory notes of the Company in favor of the sellers.

         The Company generates revenues by providing DIRECTV Services to its subscribers. DIRECTV Services consist of programming purchased in a monthly or annual subscription, additional premium programming available on an a la carte basis, sports programming available under a monthly, yearly or seasonal subscription, and movies and events programming available on a pay per view basis.

         The Company subsidizes DSS(R) equipment to further stimulate the demand for DIRECTV Services. The retail sales price of DSS(R) equipment ranged from $125 to $399 during the quarters ended March 31, 1997 and 1998, depending upon the type of equipment sold. These sales prices were approximately $25 to $135 below the Company's cost for such equipment.

         The Company's major cost of providing DIRECTV Services to its subscribers is the direct wholesale cost of purchasing related program offerings from DIRECTV, which averaged approximately 48% and 51% of programming revenues for the quarters ending March 31, 1997 and 1998, respectively. Additionally, the Company purchases other contract services from DIRECTV through the NRTC. These costs consist of recurring monthly subscriber maintenance fees, including security fees, ground services fees, system authorization fees and fees for subscriber billing.

         Since inception through March 31, 1998, the Company has invested significant working capital to implement extensive distribution networks and promotional programs to stimulate the acquisition of new subscribers. Costs associated with subscriber acquisition are a significant component of the Company's operating expenses. These expenses include variable commission expenses, fixed and variable promotional expenses and marketing salaries and benefits. As discussed above, the Company also subsidizes the cost of DSS(R) equipment to the subscriber, thereby incurring a loss on the sale of satellite receivers and related equipment sold. The Company's policy is to expense all subscriber acquisition costs at the time the sale is made or, in the case of cash back promotions on annual subscriptions, to amortize the promotion expense over 12 months. The Company anticipates that it will continue to incur a significant level of subscriber acquisition costs in conjunction with the growth of its subscriber base, and that these costs could increase as a result of increased competition and a downward pressure on the retail price of satellite equipment sold. Potential increases in subscriber acquisition costs as well as significant subscriber growth is expected to have a short term negative impact on operating cash flow of the Company.

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

         The Company has yet to achieve positive operating cash flow due to cash expended in implementing its sales and administrative infrastructure, marketing expenses associated with adding new subscribers and interest and other debt servicing costs associated with financing activities. The Company expects to continue its focus on increasing its subscriber base, which is expected to have a negative impact on short-term operating results. In addition, a changing competitive environment may increase the marketing expenditures necessary to acquire new subscribers. There can be no assurance that the Company's subscriber base and revenues will continue to increase or that the Company will be able to achieve or sustain profitability or positive operating cash flow.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         The Company's net revenues increased by approximately $12.5 million or 168% for the three months ended March 31, 1998 (the "1998 Period") as compared to the three month period ended March 31, 1997 (the "1997 Period"). Programming revenue was approximately $17.1 million for the 1998 Period compared to approximately $7.0 million for the 1997 Period, an increase of approximately

$10.1 million or 144%. This increase resulted primarily from revenue generated from subscribers acquired in conjunction with the Company's acquisitions during and subsequent to the 1997 Period and, from net subscribers added during the twelve month period ending March 31, 1998 from the Company's sales and marketing activities. As of March 31, 1998, the Company had approximately 144,000 subscribers, representing approximately 8.6% penetration of households served, compared to approximately 56,000 subscribers as of March 31, 1997, or 4.4% penetration. During and subsequent to the 1997 Period, the Company added approximately 65,000 subscribers through acquisitions. During the twelve month period ending March 31, 1998, the Company added approximately 36,000 net subscribers, consisting of approximately 51,000 new subscribers from sales and marketing activities offset by approximately 15,000 disconnects. Average monthly programming revenue per subscriber during the 1998 Period was approximately $42 as compared to approximately $40 during the 1997 Period. This increase resulted from an improved mix of premium package programming subscriptions.

         Costs directly associated with providing programming, equipment sales and installation revenue totaled approximately $13.6 million during the 1998 Period compared with approximately $4.5 million during the 1997 Period. These costs increased in direct proportion to the increase in the number of subscribers subscribing to DIRECTV Services and the increase in DSS(R) units sold between years. For the 1998 Period, the gross profit on programming revenue after recurring service fees was approximately 39% compared with approximately 43% during the 1997 Period. Gross profit declined as a percentage of revenue between periods due to an increase in programming costs associated with the Government mandated copyright fee increases for the DBS industry, effective January 9, 1998. The Company elected to subsidize this cost increase for all package subscriptions containing super station programming. Recurring service fees remained constant between periods on a per subscriber basis. During the 1998 Period, the Company sold DSS(R) equipment installed at average prices of approximately 11% below the Company's cost as compared to 9% during the 1997 Period. This marginal subsidy increase resulted from increased promotional activity on installed equipment sales. The average cost to the Company of DSS(R) equipment remained relatively stable between periods. The Company expects to continue to subsidize the cost of DSS(R) equipment, and anticipates increased subsidies as retail prices may decline as a result of increased competition.

         The Company incurred direct selling expenses of approximately $3.7 million during the 1998 Period as compared to approximately $1.0 million during the 1997 Period. These costs included advertising and promotion expenses, sales commissions to both the Company's employee and dealer distribution channels, and marketing salaries and benefits. Selling expenses per subscriber addition increased between periods due to increased promotional activity. During the 1998 Period, the Company offered a $75 equipment rebate on all DSS(R) equipment sales under its "Great Rebate of '98" promotional campaign. In addition, the Company offered two months free Total Choice(R) programming for each new subscriber added during November and December 1997 under DirecTv's national Total Choice(R) promotion. The associated cost of the Total Choice(R) promotion was recorded as a selling expense during the 1998 Period.

         General and administrative expenses totaled approximately $2.8 million during the 1998 Period or approximately 14% of revenues compared with approximately $1.7 million or 23% of revenues for the 1997 Period. These expenses consisted primarily of salaries and expenses associated with customer service operations, retail store and installation facility expenses, general office expenses, and other general administrative expenses. General and administrative expenses are expected to continue to further decline as a percent of total revenues in 1998 as the majority of these expenses are fixed in nature.

         Depreciation expense totaled approximately $223,000 for the 1998 Period compared to approximately $63,000 during the 1997 Period, and has increased in conjunction with the addition of furniture and equipment at the Company's new customer call center in Kentucky, other general office assets, retail store assets, and the purchase of installation service vehicles. Amortization expense totaled approximately $4.5 million for the 1998 Period compared with approximately $2.4 million during the 1997 Period. Of the 1998 Period amount, approximately $4.4 million relates to the acquisition of contract rights by the Company.

         The Company generated a Consolidated Operating Cash Flow deficit pursuant to the terms of the Notes Indenture of approximately $53,000 for the 1998 Period compared with a surplus of approximately $246,000 for the 1997 Period. Operating Cash Flow performance decreased between periods as a result of increased selling and promotional expenses associated with subscriber additions.

         Interest expense for the 1998 Period, including amortization of debt discount and debt issuance costs, totaled approximately $6.6 million as compared to approximately $1.7 million for the 1997 Period. This increase was due to interest associated with the Notes issued in July 1997. During the 1998 Period, the Company also earned interest revenue totaling approximately $452,000 on the over funded portion of the Notes.

Liquidity and Capital Resources

         The Company has required significant capital since its formation in order to acquire the rights to provide DIRECTV Services, to implement the infrastructure to support its operations, and to increase its subscriber base. The Company has financed acquisitions and its other capital needs through the proceeds received from the private sale of equity securities, the issuance of seller notes, through borrowings under the Credit Facility and issuance of the Notes. Cash flows from financing activities for the 1997 Period totaled approximately $93.4 million, including $60.6 million borrowed under the Credit Facility, approximately $133,000 from the issuance of installment notes, and approximately $32.1 million from the sale of equity interests and approximately $628,000 from operations. Cash flows from financing activities during the 1998 Period totaled approximately $13.0 million, consisting entirely of borrowings under the Credit Facility.

         The Company used proceeds from the financings during the 1997 Period
(i) to consummate acquisitions of certain Rural DIRECTV Markets for approximately $83.2 million, (ii) to pay approximately $750,000 in deposits toward acquisitions subsequent to the 1997 Period, (iii) to pay certain fees totaling approximately $1.6 million incurred in conjunction with the Company's formation and fees associated with debt financing, (iv) to repay approximately $6.0 million of seller notes and other notes payable, and (v) for capital expenditures totaling approximately $415,000. The Company used proceeds from the financings during the 1998 Period (i) to consummate acquisitions of certain Rural DIRECTV Markets for approximately $37.2 million (ii) to repay approximately $9.6 million of certain seller notes and other notes payable,
(iii) to pay certain fees and expenses totaling approximately $747,000 associated with the procurement of debt financing and company formation, (iv) for capital expenditures totaling approximately $341,000, and (v) for operating cash needs totaling approximately $9.1 million.

         On July 30, 1997, the Company raised approximately $146.0 million, net of underwriting discount and expenses, through the issuance of $155.0 million of the Notes, which were sold in a transaction exempt from registration under the Securities Act. On January 26, 1998, the Company filed the Exchange Notes registered under the Securities Act. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity, security and ranking) to the terms of the Notes (which they replace), except that the Exchange Notes: (i) bear a Series B designation, (ii) are registered under the Securities Act and, therefore, do not bear legends restricting their transfer, and (iii) are not entitled to certain registration rights and certain liquidated damages which were applicable to the Notes. The Exchange Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Guarantors consist of all of the subsidiaries of the Company, except DTS Capital, which is a co-issuer of the Exchange Notes and has no separate assets or operations. The Company does not have assets or operations apart from the assets and operations of its subsidiaries.

         On January 8, 1998, the Company entered into an Agreement and Plan of Merger with Pegasus providing for the acquisition of the Company by Pegasus. In conjunction therewith, the Company amended its Credit Facility allowing for the Merger to occur without an event of default (due to a change in control of the Company). The companies completed the Merger on April 27, 1998. The consummation of the Merger also caused a change of control to occur under the terms of the Notes Indenture, and the Company is required to make an offer to purchase the Notes at 101% of the principal amount hereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. The Company has entered into a commitment letter with CIBCC under which CIBCC has agreed to purchase the Notes tendered in response to the offer to purchase the Notes. CIBCC's commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that such alternative arrangements will be available or, if available will be on terms satisfactory to the Company.

         The Company's cash and financing needs for the remainder of 1998 and beyond will be dependent on the Company's level of subscriber growth and the related marketing costs to acquire new subscribers, and the working capital needs necessary to support such growth. For the remainder of 1998, the Company has principal repayment obligations on its Credit Facility, seller notes and installment notes totaling approximately $7.0 million, and commitments under various operating leases for office space and equipment. The Company expects to make capital expenditures of approximately $750,000 during the remainder of 1998. Capital expenditures will be primarily for leasehold improvements, furniture and equipment and software enhancements associated with the Company's centralized customer call center and the opening of retail stores. The Company plans to fund these obligations and operating cash requirements using borrowings under the Credit Facility and cash generated from operations. At March 31, 1998, the Company had approximately $33.4 million of borrowings immediately available under the Credit Facility. The Company believes that the available borrowings under the Credit Facility will provide sufficient funds to enable the Company to make additional acquisitions and fund debt service and operations through the maturity date of the Credit Facility in 2003. The Company believes that consummation of the Merger will not adversely affect the ability of the Company to fund debt service and operations through such period. The Company's business strategy contemplates additional acquisitions of Rural DIRECTV Markets which will require additional capital. The Company's operations do not currently generate positive cash flow. While the Company anticipates funding any additional acquisitions through borrowings under the Credit Facility, seller financing in connection with such acquisitions, additional debt and/or equity offerings and cash from operations, there can be no assurance that such funding would be available at the time of such acquisitions or available on favorable terms.

Other
         The Company has reviewed all of its system as to the Year 2000 issue. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond March 31, 1998 relating to the Year 2000 issue are not expected to be significant.

         The Company's ability to incur additional indebtedness is limited under the terms of the Senior Subordinated Notes Indenture and the Credit Facility. These limitations primarily take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the Credit Facility, capital expenditures and business acquisitions in excess of certain agreed upon levels will require lender consent.

         The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bears interest at a fixed rate.

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company has reviewed the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and the implementation of the above standards is not expected to have any significant impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

                                     PART II


ITEM 5. OTHER INFORMATION

         On April 27, 1998, Pegasus DTS Merger Sub, Inc., a subsidiary of Pegasus Communications Corporation ("Pegasus"), was merged into DTS pursuant to the terms of the Agreement and Plan of Merger dated January 8, 1998 (the "Merger Agreement") among Pegasus, DTS, Pegasus DTS Merger Sub, Inc., certain stockholders of Pegasus and certain stockholders of DTS. As a result of the Merger, DTS and DTS Capital became wholly-owned subsidiaries of Pegasus.

         Pursuant to the terms of the Merger Agreement, 5,471,296 shares in the aggregate of Pegasus' Class A Common Stock were issued to the former DTS stockholders, holders of DTS options received options to purchase an aggregate of 67,042 shares of Pegasus' Class A Common Stock, and holders of DTS warrants received warrants to purchase an aggregate of 156,996 shares of Pegasus' Class A Common Stock.

         Upon consummation of the Merger, (i) all of DTS' and DTS Capital's directors either resigned or were removed, (ii) Marshall W. Pagon, the President, Chief Executive Officer and Chairman of the Board of Pegasus, Howard
E. Verlin, a Vice President of Pegasus, and Nicholas A. Pagon were elected to DTS' Board of Directors, and (iii) Marshall W. Pagon was elected the sole director of DTS Capital.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits required to be filed by Item 601 of Regulation S-K:

                    27.1 Financial Data Schedule.

               (b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  Digital Television Services, Inc.

         May 14, 1998             By: /s/ Robert N. Verdecchio
-----------------------------     ----------------------------
Date                                  Robert N. Verdecchio
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Assistant Secretary


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTS Capital, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  DTS Capital, Inc.

         May 14, 1998             By: /s/ Robert N. Verdecchio
-----------------------------     ----------------------------
Date                                  Robert N. Verdecchio
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Assistant Secretary