Form 10-Q
period 1998-06-30
DIGITAL TELEVISION SERVICES INC; DTS CAPITAL INC
filed 1998-08-14
CIK 1035722, 1045973

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998
                                        -------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________


                                   333-36217
                                 333-36217-01
                            Commission file number

                       DIGITAL TELEVISION SERVICES, INC.
                               DTS CAPITAL, INC.
     (Exact Name of Registrants as Specified in Their Respective Charters)



         Delaware                                            06-1473713
         Delaware                                            58-2332106
 -------------------------------                        ---------------------
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
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with reduced disclosure format.

                       DIGITAL TELEVISION SERVICES, INC.

                                   Form 10-Q
                               Table of Contents
                  For the Quarterly Period Ended June 30, 1998

                                                                                                               Page
                                                                                                               ----
Part I.           Financial Information


Item 1            Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998...........................3

                  Consolidated Statements of Operations
                    Three months ended June 30, 1997 and 1998.....................................................4

                  Consolidated Statements of Operations
                    Six months ended June 30, 1997 and 1998.......................................................5

                  Consolidated Statements of Cash Flows
                    Six months ended June 30, 1997 and 1998.......................................................6

                  Notes to Consolidated Financial Statements......................................................7

Item 2            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................12

Item 3            Quantitative and Qualitative Disclosures About Market Risk.....................................17


Part II.          Other Information


Item 6            Exhibits and Reports on Form 8-K...............................................................18

                  Signatures.....................................................................................19

                                                 Digital Television Services, Inc.
                                                    Consolidated Balance Sheets
                                                                                     December 31,             June 30,
                                                                                         1997                   1998
                                                                                   ------------------     ------------------
                              ASSETS                                                                         (unaudited)

 Current  assets:
     Cash and cash equivalents                                                           $39,113,152          $10,841,356
     Restricted cash                                                                      19,006,386           19,375,000
     Accounts receivable, less allowance for doubtful
      accounts of $191,000 and $183,000, respectively                                      1,859,622            1,900,557
     Inventory                                                                             2,229,918              598,061
     Prepaid expenses and other                                                               92,605              301,614
                                                                                  ------------------      ------------------
       Total current assets                                                               62,301,683           33,016,588

 Restricted cash                                                                          18,020,702            8,666,621
 Property and equipment, net                                                               2,920,217            3,167,148
 Intangible assets, net                                                                  170,808,421          346,223,282
 Deferred taxes                                                                                    -           13,296,554
 Deposits and other                                                                          250,000                   -
                                                                                   ------------------     ------------------

     Total assets                                                                       $254,301,023           $404,370,193
                                                                                   ==================     ==================


                  LIABILITIES AND EQUITY

 Current liabilities:
     Current portion of long-term debt                                                   $14,950,430            $11,595,784
     Accounts payable                                                                      1,427,852              5,244,712
     Accrued interest                                                                      8,247,073              8,523,506
     Accrued satellite programming and fees                                                3,068,085              3,636,896
     Accrued expenses                                                                      4,357,395              8,916,991
     Amounts due seller                                                                   27,971,199                      -
                                                                                   ------------------     ------------------
       Total current liabilities                                                          60,022,034             37,917,889

 Long-term debt                                                                          177,641,876            187,299,889
 Deferred taxes                                                                                    -             66,874,500
                                                                                   ------------------     ------------------
      Total liabilities                                                                  237,663,910            292,092,278
                                                                                   ------------------     ------------------

 Commitments and contingent liabilities                                                            -                      -

 Total equity (deficiency):
     Common stock                                                                             21,370                      1
     Preferred stock                                                                          14,041                      -
     Additional paid-in capital                                                           25,826,080            145,280,240
     Deficit                                                                              (9,224,378)           (33,002,326)
                                                                                   ------------------     ------------------
       Total equity (deficiency)                                                          16,637,113            112,277,915
                                                                                   ------------------     ------------------

     Total liabilities and equity (deficiency)                                          $254,301,023           $404,370,193
                                                                                   ==================     ==================

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations

                                                                               Three Months Ended June 30,
                                                                        -------------------------------------------
                                                                               1997                    1998
                                                                        -------------------     -------------------
                                                                                       (unaudited)
Revenues:
    Basic and satellite service                                                 $8,027,171             $14,794,732
    Premium services                                                             1,409,400               2,271,585
    Other                                                                          599,708               1,037,337
                                                                        -------------------     -------------------
      Total revenues                                                            10,036,279              18,103,654

Operating expenses:
    Programming                                                                  4,356,473               7,915,123
    General and administrative                                                   3,016,041               3,871,119
    Marketing and selling                                                        2,728,298               4,828,891
    Incentive compensation                                                               -                  98,919
    Depreciation and amortization                                                3,967,301               7,976,489
                                                                        -------------------     -------------------
      Loss from operations                                                      (4,031,834)             (6,586,887)

Interest expense                                                                (2,348,877)             (6,262,663)
Interest income                                                                      6,052                 389,304
Other income (expenses), net                                                        20,566                (132,773)
                                                                        -------------------     -------------------
    Net loss                                                                   ($6,354,093)           ($12,593,019)
                                                                        ===================     ===================

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations

                                                                                Six Months Ended June 30,
                                                                        -------------------------------------------
                                                                               1997                    1998
                                                                        -------------------     -------------------
                                                                                        (unaudited)

Revenues:
    Basic and satellite service                                                $13,166,823             $28,316,732
    Premium services                                                             2,762,827               4,916,769
    Other                                                                        1,083,620               1,985,946
                                                                        -------------------     -------------------
      Total revenues                                                            17,013,270              35,219,447

Operating expenses:
    Programming                                                                  7,405,530              15,860,340
    General and administrative                                                   5,272,712               8,181,737
    Marketing and selling                                                        4,357,415               9,757,537
    Incentive compensation                                                               -                  98,919
    Depreciation and amortization                                                6,395,317              13,185,091
                                                                        -------------------     -------------------
      Loss from operations                                                      (6,417,704)            (11,864,177)

Interest expense                                                                (3,895,476)            (12,457,195)
Interest income                                                                     39,771                 841,696
Other income (expenses), net                                                        20,458                (298,272)
                                                                        -------------------     -------------------
    Net loss                                                                  ($10,252,951)           ($23,777,948)
                                                                        ===================     ===================



           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Cash Flows

                                                                                                  Six Months Ended June 30,
                                                                                           -----------------------------------------
                                                                                                 1997                   1998
                                                                                           ------------------     ------------------
                                                                                                          (unaudited)
Cash flows from operating activities:
    Net loss                                                                                    ($10,252,951)          ($23,777,948)
    Adjustments to reconcile net loss
      to net cash provided (used) by operating activities:
      Depreciation and amortization                                                                6,395,317             13,185,091
      Accretion on discount of bonds and seller notes                                                352,565                797,330
      Bad debt expense                                                                               243,728                587,544
      Change in assets and liabilities:
         Accounts receivable                                                                      (1,362,583)              (413,755)
         Inventory                                                                                  (411,999)             1,631,857
         Prepaid expenses and other                                                                  477,054               (225,015)
         Accounts payable and accrued expenses                                                     1,941,605              8,575,987
         Accrued interest                                                                            171,076                276,433
                                                                                           ------------------     ------------------
    Net cash provided (used) by operating activities                                              (2,446,188)               637,524
                                                                                           ------------------     ------------------
Cash flows from investing activities:
       Acquisitions                                                                              (88,727,117)           (37,172,504)
       Capital expenditures                                                                         (856,307)              (666,856)
       Purchase of intangible assets                                                                (560,430)            (4,357,564)
                                                                                           ------------------     ------------------
    Net cash used by investing activities                                                        (90,143,854)           (42,196,924)
                                                                                           ------------------     ------------------

Cash flows from financing activities:
       Proceeds from long-term debt                                                                  304,137                      -
       Repayments of long-term debt                                                               (6,000,000)            (9,555,622)
       Borrowings on bank credit facilities                                                       69,769,409             14,000,000
       Restricted cash                                                                                     -              8,985,467
       Capital lease repayments                                                                      (27,894)              (142,241)
       Sale of Member Units                                                                       31,879,005                      -
       Capitalized financing costs                                                                (3,055,613)                     -
                                                                                           ------------------     ------------------
    Net cash provided by financing activities                                                     92,869,044             13,287,604
                                                                                           ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                                                 279,002            (28,271,796)
Cash and cash equivalents, beginning of year                                                       1,595,955             39,113,152
                                                                                           ------------------     ------------------
Cash and cash equivalents, end of period                                                          $1,874,957            $10,841,356
                                                                                           ==================     ==================


           See accompanying notes to consolidated financial statements

                        DIGITAL TELEVISION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

     Digital Television Services, Inc. ("DTS" or together with its wholly owned subsidiaries, the "Company"), a Delaware corporation, is a successor to Digital Television Services, LLC and DBS Holdings, L.P., originally formed on January 30, 1996. The Company provides direct broadcast satellite television ("DBS") services to customers in certain rural areas which encompass portions of eleven states. The Company completed its first acquisition of rights to provide DBS services in March 1996 and has made a total of eighteen acquisitions as of June 30, 1998.

     DTS is a holding company which operates primarily through its wholly owned subsidiaries. The principal wholly owned subsidiaries of DTS as of June 30, 1998 consist of eleven entities (the "Operating Subsidiaries"). Until April 27, 1998 the sole member and manager of the Operating Subsidiaries was DTS Management, LLC ("DTS Management"), which is a wholly owned subsidiary of DTS. The Company's other wholly owned subsidiary, DTS Capital, Inc. ("DTS Capital"), was formed in 1997 and currently has nominal assets and does not conduct any operations. DTS Capital was formed to facilitate the issuance of $155.0 million of 12.5% Series A Senior Subordinated Notes due 2007 (the "Series A Notes") in July 1997 (see footnote 5 - Long-Term Debt).

     On April 27, 1998, the Company merged (the "Merger") with Pegasus DTS Merger Sub, Inc., a wholly owned subsidiary of Pegasus Communications Corporation ("Pegasus"). In connection with the Merger, the stockholders of the Company exchanged all of their outstanding capital stock for approximately 5.5 million shares of Pegasus' Class A Common Stock and, as a consequence, the Company became a wholly owned subsidiary of Pegasus. Pegasus did not assume, guarantee or otherwise have any liability for DTS' outstanding indebtedness or any other liability of the Company or its subsidiaries. After the Merger, except to the extent permitted under the terms of the Notes, the Company did not assume, guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of Pegasus' subsidiaries.

     Effective with the Merger, a change of control occurred and, as a result, the Company was required to make an offer to purchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of the purchase. The Company entered into an agreement with CIBC Oppenheimer Corp. ("CIBCC") under which CIBCC agreed to purchase the Notes tendered in response to the offer to purchase the Notes.

     As a result of the Merger and Pegasus use of the purchase method of accounting to record the acquisition of the Company, the "push down" effects of the purchase price increased the Company's intangible assets by approximately $173.0 million, and results prior to the Merger are not comparable with those subsequent to the Merger.

2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Form 10-K for the year then ended. All intercompany transactions and balances have been eliminated.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   Common Stock:

     At December 31, 1997 common stock consists of the following:

           DTS common stock, $0.01 par value; 10.0 million shares
               authorized; 2,137,049 shares issued and outstanding...                                  $21,370
                                                                                                  ------------
     At June 30, 1998 common stock consists of the following:

           DTS common stock, $0.01 par value; 10.0 million shares
               authorized; 100 shares issued and outstanding.........                                       $1
                                                                                                  ============

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 5 - Long-Term Debt).

4.   Preferred Stock:

     At December 31, 1997 preferred stock consists of the following:

           DTS preferred stock, $0.01 par value; 10.0 million shares
               authorized; 1,404,056 issued and outstanding..........                                       $14,041
                                                                                                    ===============

         At June 30, 1998 preferred stock consists of the following:

           DTS preferred stock, $0.01 par value; 10.0 million shares
               authorized; no shares issued and outstanding..........                                       $ -
                                                                                                    ===============

         The Company's ability to pay dividends on its Preferred Stock is subject to certain restrictions
(see footnote 5 - Long-Term Debt).

5.   Long-Term Debt:

     Long-term debt consists of the following:

                                                             December 31, 1997
                                                   ------------------------------------------
                                                                             Unamortized
                                                       Principal               Discount
                                                   -------------------    -------------------
        Senior subordinated notes.............           $155,000,000         $   2,069,185
        Credit facility.......................             15,500,000             -
        Seller notes and commitments..........             26,544,998             2,675,149
        Capital leases and other..............                291,642             -
                                                   -------------------    -------------------
                                                          197,336,640             4,744,334
        Less current maturities...............             16,315,333             1,364,903
                                                   -------------------    -------------------
                                                         $181,021,307         $   3,379,431
                                                   ===================    ===================

                                                               June 30, 1998
                                                   ------------------------------------------
                                                                             Unamortized
                                                       Principal               Discount
                                                   -------------------    -------------------
        Senior subordinated notes.............           $155,000,000         $  1,943,598
        Credit facility.......................             29,500,000            -
        Seller notes and commitments..........             18,193,276            2,003,405
        Capital leases and other..............                149,400            -
                                                   -------------------    -------------------
                                                          202,842,676            3,947,003
        Less current maturities...............             12,702,623            1,106,839
                                                   -------------------    -------------------
                                                         $190,140,053         $  2,840,164
                                                   ===================    ===================

Senior Subordinated Notes:

     In July 1997, the Company completed a senior subordinated notes offering (the "Notes Offering") in which it sold $155.0 million of its Series A Notes, resulting in net proceeds to the Company of approximately $146.0 million. The Company used the net proceeds to fund an interest escrow account for the first four semi-annual interest payments on the Notes and to repay outstanding indebtedness under the Credit Facility (as defined herein). This escrow account is included as restricted cash on the Company's balance sheets.

     In January 1998, the Company exchanged its Series A Notes for its 12.5% Series B Senior Subordinated Notes due 2007 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by all direct and indirect subsidiaries of DTS, except DTS Capital, which is a co-issuer of the Notes and currently has nominal assets and does not conduct any operations. DTS does not have assets or operations apart from the assets and operations of its Operating Subsidiaries. Accordingly, separate financial information for the Guarantors is not provided because management of the Company has determined that such information would not be material to investors.

Credit Facility:

     In July 1997, DTS entered into an amended and restated $70.0 million six-year senior revolving credit facility and a $20.0 million six-year senior term facility (collectively, the "Credit Facility"), which is collateralized by substantially all of the assets of the Company. Interest on the Credit Facility is, at the Company's option, at either the bank's base rate or the Eurodollar Rate. The Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The Credit Facility may be used to refinance certain existing indebtedness, finance future acquisitions and for working capital, capital expenditures and general corporate purposes.

Seller Notes and Commitments:

     In connection with the acquisition of the Company's California DBS rights, one of the Operating Subsidiaries entered into a promissory note in favor of the seller. Pursuant to the note, the Operating Subsidiary is obligated to pay to the seller the sum of (i) $480,000, payable in 24 equal monthly installments commencing May 1, 1996, and (ii) an amount payable on October 1, 1998 equal to the greater of $4.0 million or the Contingent Payment Amount. The Contingent Payment Amount is determined by multiplying the number of DBS subscribers in the Company's California territory as of October 1, 1998 by certain dollar amounts. As of June 30, 1998, the Contingent Payment Amount is recorded as approximately $7.5 million, which is based on projected subscriber levels at October 1, 1998.

     In connection with the acquisition of one of the Company's South Carolina DBS rights, one of the Operating Subsidiaries entered into a promissory note in favor of the seller in the amount of approximately $8.0 million, of which approximately $3.3 million was paid in January 1997. The balance was paid in January 1998.

     In connection with the acquisition of the Company's Georgia DBS rights (the "Georgia DBS Rights"), one of the Operating Subsidiaries issued three promissory notes (the "Georgia Notes"), each of which represents a portion of the purchase price for one of the Georgia DBS Rights. The Operating Subsidiary issued (i) a promissory note in favor of the seller in the amount of approximately $850,000 ("Georgia Note 1"), (ii) a promissory note in favor of the seller in the amount of approximately $9.4 million ("Georgia Note 2"), and (iii) a promissory note in favor of the seller in the amount of approximately $5.2 million ("Georgia Note 3"). The principal amount of the Georgia Note 1 was paid in January 1998. The principal amount of each of the Georgia Note 2 and the Georgia Note 3 is payable in annual installments beginning in January 1998 through January 2001. The obligations of the Operating Subsidiary with respect to the outstanding Georgia Notes are collateralized by two irrevocable letters of credit issued pursuant to the Credit Facility, each of which has been issued for the benefit of the sellers.

Capital Leases and Other:

     The capital leases and other represent notes payable to certain financial institutions for certain property and equipment. The notes are payable in equal monthly installments through May 2000.

     The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and pay dividends.

                       DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6.   Net Loss Per Share:

Calculation of Basic and Diluted Earnings Per Share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per share:

                                                                                  Three Months Ended June 30,
                                                                             ---------------------------------------
                                                                                   1997                 1998
                                                                                   ----                 ----
     Net loss........................................                           ($6,354,093)         ($12,593,019)
                                                                             =================    ==================

     Weighted average shares outstanding.............                                   100                   100
                                                                             =================    ==================


                                                                                   Six Months Ended June 30,
                                                                             ---------------------------------------
                                                                                    1997                 1998
                                                                                    ----                 ----

     Net loss........................................                          ($10,252,951)         ($23,777,948)
                                                                             =================    ==================

     Weighted average shares outstanding.............                                   100                   100
                                                                             =================    ==================

     For the three and six months ended June 30, 1997 and 1998, net loss per share was determined by dividing net loss by applicable shares outstanding. The total shares used for the calculation of basic and diluted net loss per share are pro forma for the Merger and were the same as there were no securities that have not been issued.

7.   Acquisition:

     On January 30, 1998, the Company acquired the rights to provide DIRECTV(R) ("DIRECTV") programming in certain rural areas of Georgia and the related assets for total consideration of approximately $9.5 million, which consisted of $9.5 million in cash and $37,000 in assumed net liabilities.

8.   Commitments and Contingent Liabilities

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 12 - 21) of Pegasus' Proxy Statement dated April 14, 1998, filed as part of Pegasus' Registration Statement on Form S-4, File No. 333-44929 (the "Prospectus"), which section is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Unless otherwise defined, all defined terms used herein have the same meaning as in the footnotes to the Consolidated Financial Statements included herein.

General

     The Company was formed on January 30, 1996, to acquire, own and manage rights to distribute DIRECTV services to residential households and commercial establishments in certain rural areas of the United States. On April 27, 1998, the Company was acquired by Pegasus Communications Corporation ("Pegasus") for total consideration of approximately $345.2 million, which consisted of approximately 5.5 million shares of Pegasus' Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of assumed net liabilities and approximately $66.9 million of a deferred tax liability. Upon completion of the acquisition, the Company became a wholly owned subsidiary of Pegasus. Pegasus has accounted for the acquisition as a purchase and applied "push down" accounting, thereby adjusting the Company's accounting basis. The effect of the change in accounting basis has been a $173.0 million increase in intangible assets. Results prior to and subsequent to the acquisition of the Company by Pegasus may not be comparable.

     As of June 30, 1998, the Company provided DIRECTV services to approximately 150,000 subscribers in its territories comprising approximately 1.8 million households in certain rural areas of eleven states in which the Company holds the exclusive right to provide such services.

     The Company's revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges.

     The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions and research expenditures, (iii) general and administrative expenses, and (iv) subscriber acquisition costs. Programming expenses consist of amounts paid to program suppliers, digital satellite system or DSS(R) ("DSS") authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. General and administrative costs include administrative costs associated with the Company's sales and subscriber service operations.

     Costs associated with subscriber acquisition are a significant component of the Company's operating expenses. These expenses include variable commission expenses, fixed and variable promotional expenses, equipment subsidies and marketing salaries and benefits. The Company's policy is to expense all subscriber acquisition costs at the time the sale is made. The Company anticipates that it will continue to incur a significant level of subscriber acquisition costs in conjunction with the growth of its subscriber base, and that these costs could increase as a result of increased competition and a downward pressure on the retail price of satellite equipment sold. Potential increases in subscriber acquisition costs as well as significant subscriber growth is expected to have a short term negative impact on operating cash flow of the Company. Subscriber acquisition costs charged to operations are excluded from pre-marketing operating expenses.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

     The Company's net revenues increased by approximately $8.1 million or 80% for the three months ended June 30, 1998 as compared to the same period in 1997. The net revenues increased as a result of $2.3 million or 28% due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $5.8 million or 72% resulted from acquisitions made in 1997 and 1998. As of June 30, 1998, the Company had approximately 150,000 subscribers, representing approximately an 8.4% penetration rate of households served, compared to approximately 94,000 subscribers as of June 30, 1997, or a 5.8% penetration rate. Average monthly programming revenue per subscriber during the three months ended June 30, 1998 was approximately $41.21 as compared to approximately $34.47 during the same period in 1997. This increase resulted primarily from an improved mix of premium package programming subscriptions.

     The Company's total pre-marketing operating expenses increased by approximately $5.5 million or 80% for the three months ended June 30, 1998 as compared to the same period in 1997. The pre-marketing operating expenses increased as a result of a $1.5 million increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $4.0 million increase attributable to territories acquired in 1997. These costs increased in direct proportion to the increase in the number of subscribers subscribing to the Company's DIRECTV services.

     DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $4.1 million or $295 per gross subscriber addition for the three months ended June 30, 1998 as compared to $3.2 million or $439 per gross subscriber addition for the same period in 1997.

     Incentive compensation through a plan that became applicable to the Company on April 27, 1998, when Pegasus acquired the Company, amounted to $99,000 for the three months ended June 30, 1998 as compared to no incentive compensation for the same period in 1997. Incentive compensation is calculated from increases in pro forma Location Cash Flow.

     Depreciation and amortization expense increased by approximately $4.0 million or 101% for the three months ended June 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the change in accounting basis on the acquisition of the Company by Pegasus, nine other completed acquisitions during 1997 and an acquisition completed in the first quarter of 1998.

     As a result of these factors, the Company's loss from operations increased by approximately $2.6 million for the three months ended June 30, 1998 as compared to the same period in 1997.

     Interest expense for the three months ended June 30, 1998, including amortization of debt discount and debt issuance costs, totaled approximately $6.3 million as compared to approximately $2.3 million for the same period in 1997. This increase was due primarily to interest associated with the Notes issued in July 1997.

     The Company reported a net loss of approximately $12.6 million for the three months ended June 30, 1998 as compared to a net loss of approximately $6.4 million for the same period in 1997. The $6.2 million change was the net result of an increase in the loss from operations of approximately $2.6 million, an increase in interest expense of approximately $3.9 million, an increase in interest income of $383,000 and an increase in other expenses of $154,000.


Six months ended June 30, 1998 compared to six months ended June 30, 1997

     The Company's net revenues increased by approximately $18.2 million or 107% for the six months ended June 30, 1998 as compared to the same period in 1997. The net revenues increased as a result of $4.7 million or 26% due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $13.5 million or 74% resulted from acquisitions made in 1997 and 1998. As of June 30, 1998, the Company had approximately 150,000 subscribers, representing an approximately 8.4% penetration rate of households served, compared to approximately 94,000 subscribers as of June 30, 1997, or a 5.8% penetration rate. Average monthly programming revenue per subscriber during the six months ended June 30, 1998 was approximately $42.44 as compared to approximately $37.15 during the same period in 1997. This increase resulted primarily from an improved mix of premium package programming subscriptions.

     The Company's total pre-marketing operating expenses increased by approximately $12.8 million or 108% for the six months ended June 30, 1998 as compared to the same period in 1997. The pre-marketing operating expenses increased as a result of a $3.3 million increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $9.5 million increase attributable to territories acquired in 1997. These costs increased in direct proportion to the increase in the number of subscribers subscribing to the Company's DIRECTV services.

     DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $9.1 million or $298 per gross subscriber addition for the six months ended June 30, 1998 as compared to $5.1 million or $408 per gross subscriber addition for the same period in 1997.

     Incentive compensation through a plan that became applicable to the Company on April 27, 1998, when Pegasus acquired the Company, amounted to $99,000 for the three months ended June 30, 1998 as compared to no incentive compensation for the same period in 1997. Incentive compensation is calculated from increases in pro forma Location Cash Flow.

     Depreciation and amortization expense increased by approximately $6.8 million or 106% for the six months ended June 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the change in accounting basis on the acquisition of the Company by Pegasus, nine other completed acquisitions during 1997 and an acquisition completed in the first quarter of 1998.

     As a result of these factors, the Company's loss from operations increased by approximately $5.4 million for the six months ended June 30, 1998 as compared to the same period in 1997.

     Interest expense for the six months ended June 30, 1998, including amortization of debt discount and debt issuance costs, totaled approximately $12.5 million as compared to approximately $3.9 million for the same period in 1997. This increase was primarily due to interest associated with the Notes issued in July 1997.

     The Company reported a net loss of approximately $23.8 million for the six months ended June 30, 1998 as compared to a net loss of approximately $10.3 million for the same period in 1997. The $13.5 million change was the net result of an increase in the loss from operations of approximately $5.4 million, an increase in interest expense of approximately $8.6 million, an increase in interest income of $802,000 and an increase in other expenses of $319,000.

     The Company generated a Consolidated Operating Cash Flow deficit pursuant to the terms of the Notes Indenture of approximately $1.6 million for the six months ended June 30, 1998 compared with a surplus of approximately $246,000 for the 1997 Period. Operating Cash Flow performance decreased between periods as a result of increased selling and promotional expenses associated with subscriber additions.

Liquidity and Capital Resources

     The Company has required significant capital since its formation in order to acquire the rights to provide DIRECTV services, to implement the infrastructure to support its operations and to increase its subscriber base. The Company has financed acquisitions and its other capital needs through the proceeds received from the private sale of equity securities, the issuance of seller notes, through borrowings under the Credit Facility and issuance of the Notes.

     Pre-Marketing Location Cash Flow increased by approximately $2.5 million or 81% for the three months ended June 30, 1998 as compared to the same period in 1997. Pre-Marketing Location Cash Flow increased as a result of $742,000 or 48% attributable to an increase in same territory Pre-Marketing Location Cash Flow and $1.8 million or 52% was attributable to territories acquired in 1997 and 1998.

     Pre-Marketing Location Cash Flow increased by approximately $5.4 million or 106% for the six months ended June 30, 1998 as compared to the same period in 1997. Pre-Marketing Location Cash Flow increased as a result of approximately $1.4 million or 26% attributable to an increase in same territory Pre-Marketing Location Cash Flow and $4.0 million or 74% was attributable to territories acquired in 1997 and 1998.

     During the six months ended June 30, 1998, net cash provided by operating activities was $638,000, which together with $39.1 million of cash on hand and $13.3 million of net cash provided by the Company's financing activities was used to fund investing activities of $42.2 million. Investing activities consisted of (i) the acquisition of DBS assets for approximately $37.2 million,
(ii) costs related to the acquisition by Pegasus totaling $1.0 million, and
(iii) maintenance and other capital expenditures and intangibles totaling approximately $4.0 million. Financing activities consisted of (i) the repayment of approximately $9.6 million of long-term debt, (ii) borrowings on bank credit facilities totaling $14.0 million, (iii) repayment of capital leases of $142,000, and (iv) net restricted cash draws of approximately $9.0 million to pay interest on the Notes. As of June 30, 1998, the Company's cash on hand, including restricted cash of $28.0 million, approximated $38.9 million.

     On July 30, 1997, the Company raised approximately $146.0 million, net of underwriting discount and expenses, through the issuance of $155.0 million of the Series A Notes, which were exchanged for the Series B Notes registered under the Securities Act. The Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Guarantors consist of all of the subsidiaries of the Company, except DTS Capital, which is a co-issuer of the Notes and has no separate assets or operations. The Company does not have assets or operations apart from the assets and operations of its subsidiaries.

     Pre-Marketing Location Cash Flow is defined as net revenues less location operating expenses before subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Although Pre-Marketing Location Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Pre-Marketing Location Cash Flow and Location Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measures for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

Capital Expenditures

     The Company's cash and financing needs for the remainder of 1998 and beyond will be dependent on the Company's level of subscriber growth and the related marketing costs to acquire new subscribers, and the working capital needs necessary to support such growth. For the remainder of 1998, the Company has principal repayment obligations on its Credit Facility, seller notes and installment notes totaling approximately $7.5 million, and commitments under various operating leases for office space and equipment. The Company expects to make capital expenditures of approximately $600,000 during the remainder of 1998. Capital expenditures will be primarily for equipment and software enhancements associated with the Company's centralized customer call center. The Company plans to fund these obligations and operating cash requirements using borrowings under the Credit Facility and cash generated from operations. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other

     The Company has reviewed all of its system as to the Year 2000 issue. The Company is in the process of replacing corporate accounting systems. This new system will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond June 30, 1998 relating to the Year 2000 issue are not expected to be significant.

     The Company's ability to incur additional indebtedness is limited under the terms of the Notes Indenture and the Credit Facility. These limitations primarily take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the Credit Facility, capital expenditures and business acquisitions in excess of certain agreed upon levels will require lender consent.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Company has reviewed the provisions of SFAS No. 133 and SFAS No. 132 and the implementation of the above standards is not expected to have any significant impact on its consolidated financial statements.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

Part II.  Other Information

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

          Exhibit 27.1   Financial Data Schedule.

(b)  Reports on Form 8-K

     On April 13, 1998, the Registrants filed a Current Report on Form 8-K dated January 2, 1998 reporting under Item 2 (Acquisition or Disposition of Assets) the following events: (i) the January 2, 1998 (effective as of December 31,
1998) acquisition by the Company of the rights to provide DIRECTV programming in certain rural areas of Indiana for a purchase price of approximately $28.5 million, and (ii) the January 30, 1998 acquisition by the Company of the rights to provide DIRECTV programming in certain rural areas of Georgia for a purchase price of approximately $9.5 million.

     On May 11, 1998, the Registrants filed a Current Report on Form 8-K dated April 27, 1998 reporting under Item 1 (Change in Control of Registrant) the merger of a subsidiary of Pegasus into DTS resulting in DTS and DTS Capital becoming wholly-owned subsidiaries of Pegasus, and the election of new directors to DTS and DTS Capital.

     On May 26, 1998, the Registrants filed a Current Report on Form 8-K dated May 21, 1998 reporting under Item 4 (Changes in Registrants' Certifying Accountant) that as a result of the Merger and the resulting change of control in the Registrants that Arthur Andersen LLP's service with the Registrants had been terminated. Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP), the accountants for Pegasus, was formally engaged on May 21, 1998 to serve as the Registrants' newly appointed independent accountants.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                            Digital Television Services, Inc.

  August 14, 1998           By: /s/ Robert N. Verdecchio
-------------------         ----------------------------
Date                           Robert N. Verdecchio
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTS Capital, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                            DTS Capital, Inc.

  August 14, 1998           By: /s/ Robert N. Verdecchio
-------------------         ----------------------------
Date                           Robert N. Verdecchio
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)