Form 10-Q
period 1998-09-30
DIGITAL TELEVISION SERVICES INC
filed 1998-11-16
CIK 1035722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1998
                                        ------------------
                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________


                                    333-36217
                                  333-36217-01
                             Commission file number

                        DIGITAL TELEVISION SERVICES, INC.
                                DTS CAPITAL, INC.
      (Exact Name of Registrants as Specified in Their Respective Charters)



         Delaware                                            06-1473713
         Delaware                                            58-2332106
 (State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification Number)


c/o Pegasus Communications Management Company;
5 Radnor Corporate Center, Suite 454, Radnor, PA                19087
------------------------------------------------                -----
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code:   (888) 438-7488
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

                        DIGITAL TELEVISION SERVICES, INC.

                                    Form 10-Q
                                Table of Contents
               For the Quarterly Period Ended September 30, 1998

                                                                                                               Page
Part I.           Financial Information


Item 1            Consolidated Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998......................3

                  Consolidated Statements of Operations
                    Three months ended September 30, 1997 and 1998................................................4

                  Consolidated Statements of Operations
                    Nine months ended September 30, 1997 and 1998.................................................5

                  Consolidated Statements of Cash Flows
                    Nine months ended September 30, 1997 and 1998.................................................6

                  Notes to Consolidated Financial Statements......................................................7

Item 2            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................13

Item 3            Quantitative and Qualitative Disclosures About Market Risk.....................................19


Part II.          Other Information


Item 6            Exhibits and Reports on Form 8-K...............................................................20

                  Signatures.....................................................................................21

                        Digital Television Services, Inc.
                           Consolidated Balance Sheets

                                                            December 31,          September 30,
                                                                1997                  1998
                                                           -------------         -------------
                           ASSETS                                                 (unaudited)

Current  assets:
   Cash and cash equivalents                               $  39,113,152         $   4,762,877
   Restricted cash                                            19,006,386            18,637,235
   Accounts receivable, less allowance for doubtful
    accounts of $191,000 and $183,000, respectively            1,859,622             3,271,923
   Inventory                                                   2,229,918               413,164
   Prepaid expenses and other                                     92,605               540,752
                                                           -------------         -------------
     Total current assets                                     62,301,683            27,625,951

Restricted cash                                               18,020,702                  --
Property and equipment, net                                    2,920,217             3,540,161
Intangible assets, net                                       170,808,421           336,810,192
Deferred taxes                                                      --              13,296,554
Deposits and other                                               250,000                  --
                                                           -------------         -------------

   Total assets                                            $ 254,301,023         $ 381,272,858
                                                           =============         =============


                LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                       $  14,950,430         $  11,998,097
   Accounts payable                                            1,427,852             1,279,086
   Accrued interest                                            8,247,073             3,310,369
   Accrued satellite programming and fees                      3,068,085             6,830,572
   Accrued expenses                                            4,357,395             7,556,967
   Amounts due seller                                         27,971,199                  --
                                                           -------------         -------------
     Total current liabilities                                60,022,034            30,975,091

Long-term debt                                               177,641,876           187,804,744
Deferred taxes                                                      --              66,874,500
                                                           -------------         -------------
    Total liabilities                                        237,663,910           285,654,335
                                                           -------------         -------------

Commitments and contingent liabilities                              --                    --

Stockholders' equity:
   Common stock                                                   21,370                     1
   Preferred stock                                                14,041                  --
   Additional paid-in capital                                 25,826,080           145,401,605
   Accumulated deficit                                        (9,224,378)          (49,783,083)
                                                           -------------         -------------
     Total stockholders' equity                               16,637,113            95,618,523
                                                           -------------         -------------

   Total liabilities and stockholders' equity              $ 254,301,023         $ 381,272,858
                                                           =============         =============




           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations

                                          Three Months Ended September 30,
                                         ---------------------------------
                                             1997                 1998
                                         ------------         ------------
                                                    (unaudited)
Revenues:
    Basic satellite service              $  9,310,293         $ 16,239,298
    Premium services                        1,822,215            2,411,461
    Other                                     665,457              813,355
                                         ------------         ------------
      Total revenues                       11,797,965           19,464,114

Operating expenses:
    Programming                             5,336,764            8,622,804
    General and administrative              3,327,258            4,081,085
    Marketing and selling                   4,284,229            7,892,055
    Incentive compensation                       --                 75,000
    Depreciation and amortization           3,893,304            9,652,185
                                         ------------         ------------
      Loss from operations                 (5,043,590)         (10,859,015)

Interest expense                           (4,950,753)          (6,236,453)
Interest income                               591,145              295,294
Other income (expenses), net                 (111,961)              19,417
                                         ------------         ------------
    Net loss                             ($ 9,515,159)        ($16,780,757)
                                         ============         ============



           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations



                                          Nine Months Ended September 30,
                                         ---------------------------------
                                             1997                 1998
                                         ------------         ------------
                                                    (unaudited)

Revenues:
    Basic satellite service              $ 22,477,116         $ 44,556,030
    Premium services                        4,585,042            7,328,230
    Other                                   1,749,077            2,799,301
                                         ------------         ------------
      Total revenues                       28,811,235           54,683,561

Operating expenses:
    Programming                            12,742,294           24,483,144
    General and administrative              8,599,970           12,262,822
    Marketing and selling                   8,641,644           17,649,592
    Incentive compensation                       --                173,919
    Depreciation and amortization          10,288,621           22,837,276
                                         ------------         ------------
      Loss from operations                (11,461,294)         (22,723,192)

Interest expense                           (8,846,229)         (18,693,648)
Interest income                               630,916            1,136,990
Other expenses, net                           (91,503)            (278,855)
                                         ------------         ------------

    Net loss                             ($19,768,110)        ($40,558,705)
                                         ============         ============



           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Cash Flows

                                                              Nine Months Ended September 30,
                                                            -----------------------------------
                                                                 1997                 1998
                                                            -------------         -------------
                                                                        (unaudited)
Cash flows from operating activities:
   Net loss                                                 ($ 19,768,110)        ($ 40,558,705)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation and amortization                             10,288,621            22,837,276
     Accretion on discount of bonds and seller notes              815,910             1,094,092
     Bad debt expense                                             479,595               985,319
     Change in assets and liabilities:
        Accounts receivable                                    (1,731,526)           (2,182,896)
        Inventory                                                (420,808)            1,816,754
        Prepaid expenses and other                                (33,037)             (464,153)
        Accounts payable and accrued expenses                   3,098,016             6,444,013
        Accrued interest                                        2,753,059            (4,936,704)
                                                            -------------         -------------
   Net cash used by operating activities                       (4,518,280)          (14,965,004)
                                                            -------------         -------------

Cash flows from investing activities:
      Acquisitions                                            (88,745,395)          (37,172,504)
      Capital expenditures                                     (1,339,466)           (1,232,829)
      Purchase of intangible assets                              (683,529)           (5,588,721)
                                                            -------------         -------------
   Net cash used by investing activities                      (90,768,390)          (43,994,054)
                                                            -------------         -------------

Cash flows from financing activities:
      Proceeds from subordinated notes offering               152,840,850                  --
      Proceeds from long-term debt                                344,417                  --
      Repayments of long-term debt                             (6,080,000)           (9,555,622)
      Borrowings on bank credit facilities                     72,769,409            14,000,000
      Repayments of revolving credit facilities               (82,169,409)             (200,000)
      Contributions by Parent                                        --               2,146,087
      Restricted cash                                         (36,544,197)           18,389,853
      Capital lease repayments                                    (52,908)             (171,535)
      Sale of Member Units                                     31,879,005                  --
      Capitalized financing costs                              (9,325,449)                 --

                                                            -------------         -------------
   Net cash provided by financing activities                  123,661,718            24,608,783
                                                            -------------         -------------

Net increase (decrease) in cash and cash equivalents           28,375,048           (34,350,275)
Cash and cash equivalents, beginning of year                    1,595,955            39,113,152

                                                            -------------         -------------
Cash and cash equivalents, end of period                    $  29,971,003         $   4,762,877
                                                            =============         =============


           See accompanying notes to consolidated financial statements

                        DIGITAL TELEVISION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

         Digital Television Services, Inc. ("DTS" or together with its wholly owned subsidiaries, the "Company"), a Delaware corporation, is a successor to Digital Television Services, LLC and DBS Holdings, L.P., originally formed on January 30, 1996. The Company provides direct broadcast satellite television ("DBS") services to customers in certain rural areas which encompass portions of eleven states. The Company completed its first acquisition of rights to provide DBS services in March 1996 and has made a total of eighteen acquisitions as of September 30, 1998.

         DTS is a holding company which operates primarily through its wholly owned subsidiaries. The principal wholly owned subsidiaries of DTS as of September 30, 1998 consist of eleven entities (the "Operating Subsidiaries"). Until April 27, 1998 the sole member and manager of the Operating Subsidiaries was DTS Management, LLC ("DTS Management"), which is a wholly owned subsidiary of DTS. The Company's other wholly owned subsidiary, DTS Capital, Inc. ("DTS Capital"), was formed in 1997 and currently has nominal assets and does not conduct any operations. DTS Capital was formed to facilitate the issuance of $155.0 million of 12.5% Series A Senior Subordinated Notes due 2007 (the "Series A Notes") in July 1997 (see footnote 5 - Long-Term Debt).

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

     Total consideration for the Merger was approximately $345.2 million, which consisted of approximately 5.5 million shares of Pegasus' Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of net liabilities and approximately $66.9 million of a deferred tax liability, primarily as a result of non-deductible amortization, of which $53.6 million was allocated to DBS rights and $13.3 million was recorded as a deferred tax asset. As a result of the Merger and Pegasus' use of the purchase method of accounting to record the acquisition of the Company, the "push down" effect of the purchase price increased the Company's intangible assets by approximately $173.0 million. As a consequence, results prior to the Merger are not comparable with those subsequent to the Merger.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

3.   Common Stock:

     At December 31, 1997 common stock consists of the following:

     DTS common  stock,  $0.01 par value;  10.0 million  shares  authorized;
         2,137,049 shares issued and outstanding ...........................        $21,370
                                                                                    =======

     At September 30, 1998 common stock consists of the following:

     DTS common stock, $0.01 par value; 10.0 million shares authorized;
         100 shares issued and outstanding .................................        $     1
                                                                                    =======

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 5 - Long-Term Debt).

4.   Preferred Stock:

     At December 31, 1997 preferred stock consists of the following:

     DTS preferred stock,  $0.01 par value; 10.0 million shares  authorized;
         1,404,056 issued and outstanding ..................................        $14,041
                                                                                    =======

     At September 30, 1998 preferred stock consists of the following:

     DTS preferred stock,  $0.01 par value; 10.0 million shares  authorized;
         no shares issued and outstanding ..................................        $  --
                                                                                    =======

     The Company's ability to pay dividends on its Preferred Stock is subject to certain restrictions (see footnote 5 - Long-Term Debt).

                       DIGITAL TELEVISION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5.   Long-Term Debt:

         Long-term debt consists of the following:

                                                        December 31, 1997
                                                 ------------------------------
                                                                   Unamortized
                                                   Principal         Discount
                                                 ------------      ------------
               Senior subordinated notes ..      $155,000,000      $  2,069,185
               Credit facility ............        15,500,000              --
               Seller notes and commitments        26,544,998         2,675,149
               Capital leases and other ...           291,642              --
                                                 ------------      ------------
                                                  197,336,640         4,744,334
               Less current maturities ....        16,315,333         1,364,903
                                                 ------------      ------------
                                                 $181,021,307      $  3,379,431
                                                 ============      ============


                                                        September 30, 1998
                                                 ------------------------------
                                                                   Unamortized
                                                   Principal         Discount
                                                 ------------      ------------
               Senior subordinated notes ..      $155,000,000      $  1,854,358
               Credit facility ............        29,300,000              --
               Seller notes and commitments        19,032,976         1,795,883
               Capital leases and other ...           120,106              --
                                                 ------------      ------------
                                                  203,453,082         3,650,241
               Less current maturities ....        13,069,206         1,071,109
                                                 ------------      ------------
                                                 $190,383,876      $  2,579,132
                                                 ============      ============

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

     In January 1998, the Company exchanged its Series A Notes for its 12.5% Series B Senior Subordinated Notes due 2007 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally, by all direct and indirect subsidiaries of DTS, except DTS Capital, which is a co-issuer of the Notes and currently has nominal assets and does not conduct any operations. DTS does not have assets or operations apart from the assets and operations of its Operating Subsidiaries. Accordingly, separate financial information for the Guarantors is not provided because management of the Company has determined that such information would not be material to investors.

                       DIGITAL TELEVISION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5.   Long-Term Debt (continued):

Credit Facility:

     In July 1997, DTS entered into an amended and restated $70.0 million six-year senior revolving credit facility and a $20.0 million six-year senior term facility (collectively, the "Credit Facility"), which are collateralized by substantially all of the assets of the Company. Interest on the Credit Facility is, at the Company's option, at either the bank's base rate or the Eurodollar Rate. The Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The Credit Facility may be used to refinance certain existing indebtedness, finance future acquisitions and for working capital, capital expenditures and general corporate purposes.

Seller Notes and Commitments:

     In connection with the acquisition of the Company's California DBS rights, one of the Operating Subsidiaries entered into a promissory note in favor of the seller. Pursuant to the note, the Operating Subsidiary is obligated to pay to the seller the sum of (i) $480,000, payable in 24 equal monthly installments commencing May 1, 1996, and (ii) an amount payable on October 1, 1998 equal to the greater of $4.0 million or the Contingent Payment Amount. The Contingent Payment Amount is determined by multiplying the number of DBS subscribers in the Company's California territory as of October 1, 1998 by certain dollar amounts. As of September 30, 1998, the Contingent Payment Amount is recorded as approximately $8.3 million, which is based on projected subscriber levels at October 1, 1998. The obligation of the Operating Subsidiary with respect to the outstanding promissory note is collateralized by an irrevocable letter of credit issued pursuant to the Credit Facility, which has been issued for the benefit of the sellers. The note was paid in October 1998 with proceeds from Credit Facility borrowings.

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

                       DIGITAL TELEVISION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5.   Long-Term Debt (continued):

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

6.   Net Loss Per Share:

Calculation of Basic and Diluted Earnings Per Share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per share:

                                              Three Months Ended September 30,
                                              -------------------------------
                                                  1997                1998
                                              ------------       ------------

     Net loss ..........................      ($ 9,515,159)      ($16,780,757)
                                              ============       ============

     Weighted average shares outstanding               100                100
                                              ============       ============


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1997                1998
                                              ------------       ------------

     Net loss ..........................      ($19,768,110)      ($40,558,705)
                                              ============       ============

     Weighted average shares outstanding               100                100
                                              ============       ============


     For the three and nine months ended September 30, 1997 and 1998, net loss per share was determined by dividing net loss by applicable shares outstanding. The total shares used for the calculation of basic and diluted net loss per share are pro forma for the Merger and were the same as there were no securities that have not been issued.

7.   Acquisition:

     On January 30, 1998, the Company acquired the rights to provide DIRECTV(R) ("DIRECTV") programming in certain rural areas of Georgia and the related assets for total consideration of approximately $9.5 million, which consisted of $9.5 million in cash and $37,000 in assumed net liabilities.

                       DIGITAL TELEVISION SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8.   Commitments and Contingent Liabilities:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 12 - 21) of Pegasus' Proxy Statement dated April 14, 1998, filed as part of Pegasus' Registration Statement on Form S-1, File No. 333-44929 (the "Prospectus"), which section is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Unless otherwise defined, all defined terms used herein have the same meaning as in the footnotes to the Consolidated Financial Statements included herein.

General

     The Company was formed on January 30, 1996, to acquire, own and manage rights to distribute DIRECTV services to residential households and commercial establishments in certain rural areas of the United States. On April 27, 1998, the Company was acquired by Pegasus Communications Corporation ("Pegasus") for total consideration of approximately $345.2 million, which consisted of approximately 5.5 million shares of Pegasus' Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of net liabilities and approximately $66.9 million of a deferred tax liability. Upon completion of the acquisition, the Company became a wholly owned subsidiary of Pegasus. Pegasus has accounted for the acquisition as a purchase and applied "push down" accounting, thereby adjusting the Company's accounting basis. The effect of the change in accounting basis has been a $173.0 million increase in intangible assets. Results prior to and subsequent to the acquisition of the Company by Pegasus are not comparable.

     As of September 30, 1998, the Company provided DIRECTV services to approximately 163,400 subscribers in territories comprising approximately 1.8 million households in certain rural areas of eleven states in which the Company holds the exclusive right to provide such services.

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

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

     The Company's net revenues increased by approximately $7.7 million or 65% for the three months ended September 30, 1998 as compared to the same period in 1997. The net revenues increased as a result of $3.1 million or 41% due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $4.6 million or 59% resulted from acquisitions made in 1997 and 1998. As of September 30, 1998, the Company had approximately 163,400 subscribers, representing approximately a 9.1% penetration rate of households served, compared to approximately 101,700 subscribers as of September 30, 1997, or a 6.3% penetration rate. Average monthly programming revenue per subscriber during the three months ended September 30, 1998 was approximately $41.42 as compared to approximately $36.93 during the same period in 1997. This increase resulted primarily from an improved mix of premium package programming subscriptions.

     The Company's total pre-marketing operating expenses increased by approximately $5.4 million or 66% for the three months ended September 30, 1998 as compared to the same period in 1997. The pre-marketing operating expenses increased as a result of a $2.2 million increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $3.2 million increase attributable to territories acquired in 1997 and 1998. These costs increased in direct proportion to the increase in the number of subscribers subscribing to the Company's DIRECTV services.

     DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $6.9 million or $345 per gross subscriber addition for the three months ended September 30, 1998 as compared to $4.7 million or $424 per gross subscriber addition for the same period in 1997.

     Incentive compensation through a plan that became applicable to the Company on April 27, 1998, when Pegasus acquired the Company, amounted to $75,000 for the three months ended September 30, 1998 as compared to no incentive compensation for the same period in 1997. Incentive compensation is calculated from increases in pro forma Location Cash Flow.

     Depreciation and amortization expense increased by approximately $5.8 million or 148% for the three months ended September 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the change in accounting basis on the acquisition of the Company by Pegasus, nine other completed acquisitions during 1997 and an acquisition completed in the first quarter of 1998.

     As a result of these factors, the Company's loss from operations increased by approximately $5.8 million for the three months ended September 30, 1998 as compared to the same period in 1997.

     Interest expense for the three months ended September 30, 1998, including amortization of debt discount and debt issuance costs, totaled approximately $6.2 million as compared to approximately $5.0 million for the same period in 1997. This increase was due primarily to interest associated with the Notes issued in July 1997.

     The Company reported a net loss of approximately $16.8 million for the three months ended September 30, 1998 as compared to a net loss of approximately $9.5 million for the same period in 1997. The $7.3 million change was the net result of an increase in the loss from operations of approximately $5.8 million, an increase in interest expense of approximately $1.3 million, a decrease in interest income of $296,000 and a decrease in other expenses of $132,000.


Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     The Company's net revenues increased by approximately $25.9 million or 90% for the nine months ended September 30, 1998 as compared to the same period in 1997. The net revenues increased as a result of $7.8 million or 30% due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $18.1 million or 70% resulted from acquisitions made in 1997 and 1998. As of September 30, 1998, the Company had approximately 163,400 subscribers, representing approximately a 9.1% penetration rate of households served, compared to approximately 101,700 subscribers as of September 30, 1997, or a 6.3% penetration rate. Average monthly programming revenue per subscriber during the nine months ended September 30, 1998 was approximately $41.89 as compared to approximately $37.04 during the same period in 1997. This increase resulted primarily from an improved mix of premium package programming subscriptions.

     The Company's total pre-marketing operating expenses increased by approximately $18.2 million or 90% for the nine months ended September 30, 1998 as compared to the same period in 1997. The pre-marketing operating expenses increased as a result of a $5.5 million increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $12.7 million increase attributable to territories acquired in 1997 and 1998. These costs increased in direct proportion to the increase in the number of subscribers subscribing to the Company's DIRECTV services.

     DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $16.0 million or $317 per gross subscriber addition for the nine months ended September 30, 1998 as compared to $9.8 million or $416 per gross subscriber addition for the same period in 1997.

     Incentive compensation through a plan that became applicable to the Company on April 27, 1998, when Pegasus acquired the Company, amounted to $174,000 for the nine months ended September 30, 1998 as compared to no incentive compensation for the same period in 1997. Incentive compensation is calculated from increases in pro forma Location Cash Flow

     Depreciation and amortization expense increased by approximately $12.5 million or 122% for the nine months ended September 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of the change in accounting basis on the acquisition of the Company by Pegasus, nine other completed acquisitions during 1997 and an acquisition completed in the first quarter of 1998.

     As a result of these factors, the Company's loss from operations increased by approximately $11.3 million for the nine months ended September 30, 1998 as compared to the same period in 1997.

     Interest expense for the nine months ended September 30, 1998, including amortization of debt discount and debt issuance costs, totaled approximately $18.7 million as compared to approximately $8.8 million for the same period in 1997. This increase was primarily due to interest associated with the Notes issued in July 1997.

     The Company reported a net loss of approximately $40.6 million for the nine months ended September 30, 1998 as compared to a net loss of approximately $19.8 million for the same period in 1997. The $20.8 million change was the net result of an increase in the loss from operations of approximately $11.3 million, an increase in interest expense of approximately $9.8 million, an increase in interest income of $506,000 and an increase in other expenses of $187,000.

     The Company generated a Consolidated Operating Cash Flow surplus pursuant to the terms of the Notes Indenture of approximately $1.1 million for the nine months ended September 30, 1998 compared with a deficit of $633,000 for the same period in 1997. Operating Cash Flow performance increased between periods as a result of increased subscriber levels.

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

     Pre-Marketing Location Cash Flow increased by approximately $2.2 million or 63% for the three months ended September 30, 1998 as compared to the same period in 1997. Pre-Marketing Location Cash Flow increased as a result of $881,000 or 39% attributable to an increase in same territory Pre-Marketing Location Cash Flow and $1.4 million or 61% attributable to territories acquired in 1997 and 1998.

     Pre-Marketing Location Cash Flow increased by approximately $7.6 million or 88% for the nine months ended September 30, 1998 as compared to the same period in 1997. Pre-Marketing Location Cash Flow increased as a result of approximately $2.3 million or 30% attributable to an increase in same territory Pre-Marketing Location Cash Flow and $5.3 million or 70% attributable to territories acquired in 1997 and 1998.

     During the nine months ended September 30, 1998, $39.1 million of cash on hand, together with $24.6 million of net cash provided by the Company's financing activities, was used to fund operating activities of approximately $15.0 million and investing activities of $44.0 million. Investing activities consisted of (i) the acquisition of DBS assets for approximately $37.2 million,
(ii) costs related to the acquisition by Pegasus totaling $4.3 million, and
(iii) maintenance and other capital expenditures and intangibles totaling approximately $2.5 million. Financing activities consisted of (i) the repayment of approximately $9.8 million of long-term debt and revolving credit facilities,
(ii) borrowings on bank credit facilities totaling $14.0 million, (iii) repayment of capital leases of $172,000, (iv) $2.1 million of contributions by PCC, and (v) net restricted cash draws of approximately $18.4 million to pay interest on the Notes. As of September 30, 1998, the Company's cash on hand, including restricted cash of $18.6 million, approximated $23.4 million.

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

Capital Expenditures

     The Company's cash and financing needs for the remainder of 1998 and beyond will be dependent on the Company's level of subscriber growth and the related marketing costs to acquire new subscribers, and the working capital needs necessary to support such growth. For the remainder of 1998, the Company has principal repayment obligations on its Credit Facility, seller notes and installment notes totaling approximately $8.5 million, and commitments under various operating leases for office space and equipment. The Company expects to make capital expenditures of approximately $400,000 during the remainder of 1998. Capital expenditures will be primarily for equipment and software enhancements associated with the Company's centralized customer call center. The Company plans to fund these obligations and operating cash requirements using borrowings under the Credit Facility and cash generated from operations. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other

     The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the Year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

     The Company has reviewed all of its systems as to the Year 2000 issue. The Company's primary focus has been on its own internal systems. The Company is in the process of replacing its corporate accounting system. This new system will be in place by the end of 1998. However, if any necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the Year 2000 issue may take longer for the Company to address and may have a material impact on the Company's financial condition and its results of operations.

     The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that these vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. In addition, the Company has had initial communications with certain of its other significant suppliers, distributors, financial institutions, lessors and parties with which it conducts business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the Year 2000 issue. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and its results of operations.

     Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000-specific contingency plan. However, as part of its Year 2000 contingency planning effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plan. Costs to be incurred beyond September 30, 1998 relating to the Year 2000 issue are not expected to be significant.

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

     The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. A majority of the Company's indebtedness bears interest at a fixed rate.

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has reviewed the provisions of SFAS No. 132 and SFAS No. 133 and the implementation of the above standards is not expected to have any significant impact on its consolidated financial statements.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

Part II.          Other Information

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit 27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                     Digital Television Services, Inc.

         November 13, 1998                           By: /s/ Robert N. Verdecchio
--------------------------------------------         -----------------------------
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


                                                     DTS Capital, Inc.

         November 13, 1998                           By: /s/ Robert N. Verdecchio
--------------------------------------------         -----------------------------
Date                                                 Robert N. Verdecchio
                                                     Senior Vice President and Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)