Form 10-K
period 1998-12-31
DIGITAL TELEVISION SERVICES INC
filed 1999-03-26
CIK 1035722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the fiscal year ended December 31, 1998
                                   -----------------
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from__________ to __________

                                    333-36217
                                  333-36217-01
                             Commission File Number

                        DIGITAL TELEVISION SERVICES, INC.
                                DTS CAPITAL, INC.
(Exact name of registrants as specified in their respective charters)
    Delaware                                             06-1473713
    Delaware                                             58-2332106
    --------                                             ----------
(State of other jurisdiction of                          (IRS Employer
incorporation of organization)                            Identification Number)
c/o Pegasus Communications Management Company;
5 Radnor Corporate Center; Suite 454, Radnor, PA          19087
------------------------------------------------          -----
    (Address of principal executive offices)            (Zip code)
       Registrants' telephone number, including area code: (888) 438-7488
                                                           --------------
           Securities registered pursuant to section 12(b) of the Act:
                                      None
           Securities registered pursuant to section 12(g) of the Act:
                                      None

         Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No_ _

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         Number of shares of each class of the registrants' common stock outstanding as of March 22, 1999:
          Digital Television Services, Inc.: 100 shares of Common Stock
                  DTS Capital, Inc.: 100 shares of Common Stock

The Registrants meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

                                                                                               Page
                                                                                               ----
PART I                                                                                           3
Item 1.   Business                                                                               3
Item 2.   Properties                                                                             6
Item 3.   Legal Proceedings                                                                      6
Item 4.   Submission of Matters to a Vote of Security Holders                                    6

PART II                                                                                          6
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              6
Item 6.   Selected Financial Data                                                                6
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                             7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                            12
Item 8.   Financial Statements and Supplementary Data                                           12
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                            12

PART III                                                                                        13

PART IV                                                                                         13
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      13

                        DIGITAL TELEVISION SERVICES, INC.
                                DTS CAPITAL, INC.

                                     PART I

         As used in this Report, unless the context otherwise requires, the term "Digital Television Services" refers to Digital Television Services, Inc. and its consolidated subsidiaries, including DTS Capital, Inc.

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our business; and other factors referenced in this Report.

ITEM 1: BUSINESS

General

         Digital Television Services has the exclusive right to distribute DIRECTV(R) digital broadcast satellite, or DBS, services to approximately 1.8 million rural households in 11 states. These states consist of California, Indiana, Florida, Georgia, Kansas, Kentucky, New Hampshire, New Mexico, New York, South Carolina and Vermont. As of January 31, 1999, we had approximately 185,000 subscribers.

         On April 27, 1998, we became a wholly owned subsidiary of Pegasus Communications Corporation, the largest independent provider of DIRECTV, through a merger with a subsidiary of Pegasus. Digital Television Services, Inc. was formed in October 1997 under the laws of the State of Delaware. It is a successor to Digital Television Services, LLC, a limited liability company formed in November 1996 under the Delaware Limited Liability Company Act, which, in turn, is a successor to DBS Holdings, L.P., a Delaware limited partnership initially formed in January 1996.

         As a subsidiary of Pegasus Communications Corporation, we distribute DIRECTV through the Pegasus retail network, a network of approximately 2,000 independent retailers.

DIRECTV

         DIRECTV is a service of Hughes Electronics, a subsidiary of General Motors Corporation. After completing its announced acquisition of United States Satellite Broadcasting, Inc. and Primestar described below, DIRECTV will offer in excess of 370 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via three high-power Ku band satellites and has announced its intention to launch a fourth Ku band satellite in the third quarter of this year. We believe that DIRECTV's extensive line-up of cable networks, pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV added
1.2 million new subscribers in 1998, which was a greater increase than any other DBS service and accounted for approximately 48% of all new DBS subscribers in that year.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Electronics (which was succeeded by its subsidiary DIRECTV) entered into an agreement with the National Rural Telecommunications Cooperative, or NRTC, authorizing the NRTC to offer its members and associates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The NRTC is a cooperative organization whose members and associates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 NRTC members and associates acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates include approximately 9.0 million rural households. We completed our first DBS acquisition in March 1996 and have made a total of 18 acquisitions to date.

         We distribute DIRECTV in the following DIRECTV exclusive territories:

                                                           Homes
 Exclusive DIRECTV     Total Homes   Homes Not Passed      Passed            Total
     Territory        in Territory       by Cable         By Cable        Subscribers   Penetration
     ---------        ------------       --------         --------        -----------   -----------
   Northeast             310,820        105,860           204,960         43,491       14.0%
   Central               538,577        152,561           386,016         55,082       10.2%
   Southeast             452,488        153,398           299,090         42,717        9.4%
   Central Plains        301,952         57,798           244,154         22,545        7.5%
   Southwest             185,184         22,010           163,174         21,135       11.4%
                       =========        =======         =========        =======       ====
      Total            1,789,021        491,627         1,297,394        184,970       10.3%
                       =========        =======         =========        =======       ====
------------------------------------------------------------------------------------------------

Total homes in territory, homes not passed by cable, and homes passed by cable are based on estimates of primary residences by Claritas, Inc.

Rural Focus and Strategy

         We believe that DBS and other digital satellite services will achieve disproportionately greater consumer acceptance in rural areas than in metropolitan areas. DBS services have already achieved a penetration of more than 17% in rural areas of the United States, as compared to approximately 5% in metropolitan areas.

         Our long-term goal is to become, together with Pegasus Media & Communications, Inc. (the other significant operating subsidiary of Pegasus Communications Corporation, which also provides DIRECTV services), an integrated provider of DBS and other digital satellite services for the 76.0 million people, 30.0 million homes and 3.0 million businesses located in rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

         o continuing to grow our rural subscriber base by aggressively marketing DIRECTV,

         o continuing to utilize the developing Pegasus retail network, and

         o generating future growth by bundling additional digital satellite services with DIRECTV.

The Pegasus Retail Network

         As a subsidiary of Pegasus Communications Corporation, the Pegasus retail network of 2,000 independent satellite, consumer electronics and other retailers serving rural areas is available to us. The Pegasus retail network began development in 1995 in order to distribute DIRECTV in Pegasus' original DIRECTV exclusive territories in New England. This network has been expanded into 36 states as a result of Pegasus' acquisitions of DIRECTV rural affiliates since 1996, including Pegasus' April 1998 acquisition of Digital Television Services. Today, the Pegasus retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus retail network has positioned us to:

         o Improve the penetration of DIRECTV in DIRECTV exclusive territories that we now own or that we may acquire from other DIRECTV rural affiliates.

         o Assist DIRECTV in improving DIRECTV's DBS market share in rural areas outside of the DIRECTV exclusive territories held by DIRECTV rural affiliates.

         o Offer providers of new digital satellite services (such as the soon to be launched digital audio and broadband multimedia satellite services) an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Recent DBS Developments

         Three important events have occurred recently in the DBS industry.

         DIRECTV/Hughes Acquisition of United States Satellite Broadcasting Company, Inc. In December 1998, Hughes Electronics, the parent company of DIRECTV, announced that it had reached an agreement with United States Satellite Broadcasting Company, Inc. to acquire its business and assets for approximately $1.3 billion in cash and stock. The transaction will enable DIRECTV to add such premium networks as multichannel HBO, Cinemax and Showtime. We expect these added offerings to increase DIRECTV's appeal to consumers and drive subscriber growth. DIRECTV and United States Satellite Broadcasting have said that they expect the transaction to close in the first half of this year. It is subject to review and approval by the FCC and other conditions. We are still evaluating the impact of this transaction on our business.

         DIRECTV/ Hughes Acquisition of Primestar. In January 1999, Hughes announced that it reached agreement with Primestar to acquire Primestar's DBS business and rights to acquire certain other DBS satellite assets in two transactions valued at approximately $1.8 billion. DIRECTV has stated that it intends to operate Primestar's business for approximately two years, during which time it will attempt to transition Primestar's approximately 2.3 million subscribers to the DIRECTV service. DIRECTV has also said it expects that its acquisition of the other Primestar DBS assets along with its pending acquisition of the assets of United States Satellite Broadcasting will enable DIRECTV to offer more than 370 entertainment channels, almost twice its current channel capacity. If the Primestar and United States Satellite Broadcasting transactions are consummated, we expect that DIRECTV and EchoStar will be the only distributors of DBS services. The Primestar transactions are subject to approval of the FCC and other conditions. We are targeting Primestar customers in our territories with promotions that we hope will encourage them to convert to DIRECTV. EchoStar is doing the same thing. It is not possible to predict with certainty how well these efforts will succeed. We are continuing to evaluate the effects of the Primestar transactions on our business.

         EchoStar-News Corporation-MCI Agreement. In November 1998, EchoStar, News Corporation, MCI WorldCom Inc. and certain other parties reached an agreement for the transfer to EchoStar of a license to operate a DBS business at the 110(Degree) west longitude orbital location and certain other DBS assets in exchange for shares of EchoStar. EchoStar already operates a DBS business at the 119(Degree) west longitude orbital location. The agreement with News Corporation and MCI has been approved by the Department of Justice and is pending approval of the FCC. EchoStar plans to launch satellites for operation at the 110(Degree) west longitude orbital slot in 1999. While we believe that this transaction, if completed, will help increase the overall competitive position of DBS relative to cable, it could also increase EchoStar's competitive position relative to DIRECTV.

Employees

         As of December 31, 1998, we had 205 full-time and 100 part-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

ITEM 2: PROPERTIES

         Our corporate headquarters are located in Radnor, Pennsylvania. Our corporate headquarters will be relocated in March 1999 when Pegasus moves its headquarters to Bala Cynwyd, Pennsylvania. Our DBS operations are conducted out of headquarters that Pegasus maintains in Marlborough, Massachusetts. We operate call centers out of leased space in San Luis Obispo, California and Louisville, Kentucky. These leases expire in 2000 and 2002, respectively.

ITEM 3: LEGAL PROCEEDINGS

DBS Late Fee Litigation

         In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. We are in the process of evaluating our response and are unable to estimate the amount involved or to determine whether this suit is material to us. Similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

Other Matters

         In addition to the matter discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction (I)(2)(c) of Form 10-K, Digital Television Services has omitted the disclosure required by this item.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None of Digital Television Services equity securities are publicly traded. All of Digital Television Services, Inc.'s equity securities are held by Pegasus, and all of DTS Capital, Inc.'s equity securities are held by Digital Television Services, Inc. Digital Television Services, Inc. and DTS Capital, Inc. did not sell any equity securities that would be required to be reported in accordance with regulation S-K Item 701 of the Securities Act of 1933, as amended.

ITEM 6: SELECTED FINANCIAL DATA

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, Digital Television Services has omitted the disclosure required by this item.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, Digital Television Services is providing the limited disclosure set forth below. Such disclosure requires us only to provide narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.

General

         Digital Television Services, Inc. is:

         o  A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 185,000 subscribers at January 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 1.8 million rural households in 11 states. We distribute DIRECTV through the Pegasus retail network, a network of approximately 2,000 independent retailers.

         o We have increased our revenues at a compound growth rate of 433% per annum since our inception in 1996.

         We were originally formed on January 30, 1996, to acquire, own and manage rights to distribute DIRECTV services to residential households and commercial establishments in certain rural areas of the United States. On April 27, 1998, we became a wholly owned subsidiary of Pegasus Communications Corporation, the largest independent provider of DIRECTV, through a merger with a subsidiary of Pegasus.

         In connection with the merger, the stockholders of Digital Television Services exchanged all of their capital stock for approximately 5.5 million shares of Pegasus' Class A Common Stock and, as a consequence, we became a wholly owned subsidiary of Pegasus Communications Corporation.

         Total consideration for the merger was approximately $363.9 million, which consisted of:

         o approximately 5.5 million shares of Pegasus' Class A Common Stock (amounting to $118.8 million),

         o options and warrants to purchase a total of 224,038 shares of Pegasus' Class A Common Stock (amounting to $3.3 million),

         o  approximately $158.9 million in assumed net liabilities, and

         o approximately $82.9 million of a deferred tax liability, primarily as a result of non-deductible amortization.

         Pegasus has accounted for the acquisition as a purchase and applied "push down" accounting, thereby adjusting our accounting basis. The effect of the change in accounting basis has been a $205.0 million increase in our intangible assets. Results prior to and subsequent to the acquisition of Digital Television Services by Pegasus are not comparable.

         Revenues are principally derived from external customers. We earn revenue by providing DIRECTV services to our subscribers. Programming revenue includes DIRECTV services purchased by subscribers in monthly, quarterly or annual subscriptions; additional premium programming available on an a la carte basis; sports programming available under monthly, annual or seasonal subscriptions; and movies and events programming available on a pay-per view basis.

         In this section we use the terms pre-marketing operating expenses, pre-marketing cash flow and location cash flow. Pre-marketing operating expenses consist of:

         o programming expenses, including amounts paid to program suppliers, digital satellite system authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues,

         o marketing and selling costs, including advertising and promotion expenses, local sales commissions and research expenditures, and

         o general and administrative expenses, including administrative costs associated with our sales and service operations.

         Costs associated with subscriber acquisition are a significant component of our operating expenses. These expenses include variable commission expenses, fixed and variable promotional expenses, equipment subsidies and marketing salaries and benefits. Our policy is to expense all subscriber acquisition costs at the time the sale is made. We anticipate that we will continue to incur a significant level of subscriber acquisition costs in conjunction with the growth of our subscriber base and that these costs could increase as a result of increased competition and a downward pressure on the retail price of satellite equipment sold. Potential increases in subscriber acquisition costs as well as significant subscriber growth is expected to have a short term negative impact on our operating cash flow. Subscriber acquisition costs charged to operations are excluded from pre-marketing operating expenses.

         Pre-marketing cash flow is calculated by taking our earnings and adding back the following expenses:

         o  interest,

         o  income taxes,

         o  depreciation and amortization,

         o non-cash charges, such as incentive compensation under Pegasus' restricted stock plan and 401(k) plans, and

         o  subscriber acquisition costs.

         Location cash flow is pre-marketing cash flow less subscriber acquisition costs.

         Pre-marketing cash flow and location cash flow are not, and should not be considered, an alternative to net income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Digital Television Services' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

         o people who follow our industry frequently use them as measures of performance and ability to pay debt service, and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

Results of Operations

Year ended December 31, 1998 compared to the year ended December 31, 1997

         During 1998, Digital Television Services acquired approximately 5,000 subscribers and the exclusive DIRECTV distribution rights to approximately 42,000 households in rural areas of the United States. During 1997, we acquired approximately 79,000 subscribers and the exclusive DIRECTV distribution rights to approximately 1.3 million households. At December 31, 1998, Digital Television Services had exclusive DIRECTV distribution rights to 1.8 million households and 181,000 subscribers as compared to 1.7 million households and 126,000 subscribers at December 31, 1997. Subscriber penetration increased from 7.2% at December 31, 1997 to 10.1% at December 31, 1998.

         Total net revenues were $76.0 million in 1998, an increase of $34.3 million, or 82%, compared to total net revenues of $41.8 million in 1997. The increase is primarily due to an increase in the average number of subscribers in 1998 compared to 1997. Of the $34.3 million increase, $11.0 million, or 32%, is due to the increased number of subscribers in territories owned at the beginning of 1997 and $23.3 million, or 68%, is attributable to acquisitions made in 1997 and 1998. The average monthly revenue per subscriber was $41.20 in 1998 compared to $38.32 in 1997. Pro forma net revenues, including completed acquisitions, were $76.2 million, an increase of $23.5 million, or 45%, compared to pro forma net revenues of $52.7 million in 1997.

         Pre-marketing operating expenses were $53.6 million in 1998, an increase of $24.9 million, or 87%, compared to $28.7 million in 1997. The increase is attributable to significant growth in subscribers in 1998. Of the $24.9 million increase, $6.9 million, or 28%, is due to a same territory increase in programming and other operating costs, resulting from the increased number of subscribers in territories owned at the beginning of 1997, and $18.0 million, or 72%, is attributable to territories acquired in 1997 and 1998. As a percentage of revenue, pre-marketing operating expenses were 70.5% in 1998 compared to 68.8 % in 1997.

         Subscriber acquisition costs were $25.1 million, an increase of $11.0 million compared to $14.1 million in 1997. The total subscriber acquisition costs per gross subscriber addition were $338 in 1998 compared to $357 in 1997. Digital Television Services expects subscriber acquisition costs per gross subscriber addition to increase in 1999.

         Incentive compensation, through a plan that became applicable to us on April 27, 1998, when Pegasus acquired Digital Television Services, was $174,000 in 1998. Incentive compensation is calculated from increases in pro forma location cash flow.

         Depreciation and amortization was $35.2 million in 1998, an increase of $20.7 million, or 142%, compared to $14.5 million in 1997. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as a result of the change in accounting basis resulting from the acquisition of Digital Television Services by Pegasus, nine other completed acquisitions during 1997 and an acquisition completed in January 1998.

         Interest expense, net of interest income, was $23.8 million in 1998, an increase of $9.4 million, or 65%, compared to net interest expense of $14.5 million in 1997. The increase in net interest expense is primarily due to a full year's interest on Digital Television Services' $155.0 million senior notes (the "Notes") and an increase in bank borrowings.

         Other expenses were $287,000 in 1998, an increase of $176,000, or 158%, compared to $111,000 in 1997. The increase is primarily due to nonrecurring severance payments to former employees as a result of the acquisition of Digital Television Services by Pegasus.

         The benefit for income taxes was $4.8 million in 1998. The benefit for income taxes is primarily a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services by Pegasus. There was no income tax provision in 1997 as a result of Digital Television Services' status as a nontaxable entity for federal and state income tax purposes prior to its conversion to a corporation in October 1997 and the incurrence of net operating losses subsequent to that event.

Liquidity and Capital Resources

         Digital Television Services has required significant capital since its formation in order to fund acquisitions, to implement the infrastructure to support its operations, to meet debt service obligations and to fund subscriber acquisition costs. Digital Television Services' primary sources of liquidity have been credit available under its credit facilities, the issuance of seller notes and proceeds from private offerings.

         Pre-marketing cash flow increased by approximately $9.4 million, or 72%, for the year ended December 31, 1998 as compared to the same period in 1997. Of the $9.4 million increase in pre-marketing cash flow:

         o $3.9 million, or 41%, is attributable to same territory pre-marketing cash flow, and

         o $5.5 million, or 59%, is attributable to territories acquired in 1997 and 1998.


         During the year ended December 31, 1998, $39.1 million of cash on hand, together with $33.1 million of net cash provided by Digital Television Services' financing activities, was used to fund operating activities of approximately $21.5 million and investing activities of $44.5 million. Investing activities consisted of:

         o  the acquisition of DBS assets for approximately $37.2 million,

         o costs related to the acquisition by Pegasus totaling $4.3 million, and

         o maintenance and other capital expenditures and intangibles totaling approximately $3.0 million.

         Financing activities consisted of :

         o  net borrowings on bank credit facilities totaling $30.9 million,

         o the repayment of approximately $18.1 million of long-term debt, primarily sellers' notes and capital leases,

         o  contributions by Pegasus of approximately $2.2 million, and

         o net restricted cash draws of approximately $18.1 million to pay interest on the Notes.

         As of December 31, 1998, cash on hand amounted to $6.3 million plus restricted cash of $18.9 million. Digital Television Services had $46.4 million drawn and standby letters of credit amounting to $18.5 million outstanding under its $90.0 million credit facilities.

         In 1996, Digital Television Services entered into a credit facility which provides for borrowings up to $90.0 million. Approximately $50.4 million was outstanding as of March 1, 1999. The credit facility expires in July 2003.

         On July 30, 1997, Digital Television Services completed an offering of $155.0 million 12 1/2% senior notes, resulting in net proceeds of approximately $146.0 million. The Notes are unconditionally guaranteed, on a senior subordinated basis, as to payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Guarantors consist of all of the subsidiaries of Digital Television Services, Inc., except DTS Capital, Inc., which is a co-issuer of the Notes and has no separate assets or operations. Digital Television Services does not have assets or operations apart from the assets and operations of its subsidiaries.

         In connection with certain acquisitions made in 1996 and 1997, Digital Television Services issued promissory notes totaling $41.7 million. The sellers' notes bear interest at rates ranging from 3% to 15%. Notes with interest rates below 9% have been discounted to reflect Digital Television Services' incremental borrowing rate.

         Digital Television Services believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to:

         o  pay dividends and make certain other payments and investments;

         o  borrow additional funds;

         o  create liens; and

         o  to sell our assets.

Failing to make debt payments or comply with our covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

         Digital Television Services closely monitors conditions in the capital markets to identify opportunities for the effective use of financial leverage. In financing its future expansion requirements, Digital Television Services would expect to avail itself of such opportunities and thereby increase its indebtedness. This could result in increased debt service requirements. We cannot assure you that such debt financing can be completed on terms satisfactory to Digital Television Services or at all. Digital Television Services may also issue additional equity to fund its future expansion requirements.

Year 2000

         The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the 2000s from dates in the 1900s. These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

         Digital Television Services has reviewed all of its systems as to the Year 2000 issue. Digital Television Services' primary focus has been on its own internal systems. Digital Television Services has replaced its corporate accounting system. However, if any other necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the year 2000 issue may take longer for Digital Television Services to address and may have a material impact on Digital Television Services' financial condition and its results of operations.

         Digital Television Services relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the National Rural Telecommunications Cooperative and their respective vendors. Digital Television Services has established a policy to ensure that these vendors are currently in compliance with the year 2000 issue or have a plan in place to be in compliance with the year 2000 issue by the first quarter of 1999. In addition, Digital Television Services has had initial communications with certain of its other significant suppliers, distributors, financial institutions, lessors and parties with which it conducts business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which Digital Television Services' systems may be affected by the failure of others to remediate their own year 2000 issues. To date, however, Digital Television Services has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issue. As such, we cannot assure you that these other parties will complete their year 2000 conversion in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect Digital Television Services' financial condition and its results of operations.

         Because Digital Television Services' year 2000 conversion is expected to be completed prior to any potential disruption to Digital Television Services' business, Digital Television Services has not yet completed the development of a comprehensive year 2000-specific contingency plan. However, as part of our year 2000 contingency planning effort, Digital Television Services examines information received from external sources for date integrity before bringing it into its internal systems. If Digital Television Services determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond December 31, 1998 relating to the year 2000 issue are not expected to be significant.

Other

         Digital Television Services' operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

         Digital Television Services believes that inflation has not been a material factor affecting its business. In general, Digital Television Services' revenues and expenses are impacted to the same extent by inflation. A majority of Digital Television Services' indebtedness bears interest at a fixed rate.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages F-1 through F-20.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 21, 1998, Digital Television Services notified Arthur Andersen LLP that Arthur Andersen's relationship as independent accountants for Digital Television Services had ceased. We terminated our relationship with Arthur Andersen due to our acquisition by Pegasus on April 27, 1998. This decision did not result from any disagreement or dispute concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure, but was the result of a change in control of Digital Television Services' ownership and management. The decision to change accountants was approved by Digital Television Services, Inc.'s and DTS Capital, Inc.'s respective boards of directors.

         During the period from inception (January 30, 1996) through December 31, 1996, for the year ended December 31, 1997 and from January 1, 1998 through and including May 21, 1998, there were no disagreements between Digital Television Services and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matters of such disagreements in connection with their report.

         Digital Television Services' financial statements for the year ending December 31, 1998 was audited and reported on by PricewaterhouseCoopers LLP, the independent auditors for Digital Television Services. Digital Television Services had formally engaged PricewaterhouseCoopers on May 21, 1998 as its newly appointed independent accountants to audit Digital Television Services' financial statements and express an opinion on such statements in the future.

                                    PART III

         The Registrants meet the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and in reliance thereof are filing this Form with reduced disclosure. As such, the entire Part III is omitted.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (b) The following documents are filed as part of this Report:

             (b) Financial Statements

                 The financial statements filed as part of this Reportare listed on the Index to Financial Statements on page F-1.

             (b) Financial Statement Schedules

                                                                            Page
         Report of PricewaterhouseCoopers  LLP...............................S-1
         Report of Arthur Andersen  LLP......................................S-2
         Schedule II - Valuation and Qualifying Accounts.....................S-3

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Exhibits

Exhibit
Number            Description of Document

2.1 Agreement and Plan of Merger dated January 8, 1998 among Pegasus Communications Corporation and certain of its shareholders, Pegasus DTS Merger Sub, Inc., and Digital Television Services, Inc. and certain of its shareholders, including forms of Registration Rights Agreement and Voting Agreement as exhibits (which is incorporated by reference to Exhibit 2.1 to Pegasus's Form 8-K dated December 10, 1997).
3.1* Amended and Restated Certificate of Incorporation of Digital Television Services, Inc., as amended as of April 27, 1998. 3.2 By-Laws of Digital Television Services, Inc. (which is incorporated by reference to Exhibit 3.1(g) to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
3.3 Certificate of Incorporation or DTS Capital, Inc. (which is incorporated by reference to Exhibit 3.2(a) to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
3.4 By-laws of DTS Capital, Inc. (which is incorporated by reference to Exhibit 3.2(b) to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
4.1 Indenture, dated as of July 30, 1997 among Digital Television Services, Inc., certain of its subsidiaries, and The Bank of New York, as trustee (the "DTS Indenture") (which is incorporated by reference to Exhibit 4.1 to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
4.2 Supplemental Indenture to the DTS Indenture, dated October 10, 1997 (which is incorporated by reference to Exhibit 4.6 to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
4.3 Form of Notes (which is incorporated by reference to Exhibit 4.2 to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
4.4 Interest Escrow Agreement dated as of July 30, 1997 by and between The Bank of New York, as Escrow Agent and Collateral Agent, and Digital Television Services (which is incorporated by reference to Exhibit 4.4 to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
4.5 Escrow Security Agreement dated as of July 30, 1997 by and between The Bank of New York, as Collateral Agent, and Digital Television Services (which is incorporated by reference to Exhibit 4.5 to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
10.1 Form of NRTC/Member Agreement for Marketing and Distribution of DBS Services, as amended by Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services (which is incorporated by reference to Exhibit 10.19 to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217).
10.2 Lease Agreement dated August 2, 1996 between Fund II, Fund III, Fund IV and Fund VII Associates and DTS Management, LLC (the "Lease Agreement") (which is incorporated by reference to Exhibit 10.21(a) to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
10.3 Amendment dated December 20, 1996 to the Lease Agreement (which is incorporated by reference to Exhibit 10.21(b) to Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
10.4+ Pegasus Restricted Stock Plan (which is incorporated by reference to
      Exhibit 10.28 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).
10.5+ Pegasus 1996 Stock Option Plan (which is incorporated by reference to
      Exhibit 10.30 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).
10.6 Second Amended and Restated Credit Agreement dated as of July 30, 1997 among Digital Television Services, LLC, and several lenders, CIBC Wood Gundy Securities Corp., as arranger, Morgan Guaranty Trust Company of New York, Fleet National Bank, and Canadian Imperial Bank of Commerce (which is incorporated by reference to Exhibit 10.1 of Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).
10.20 Form of NRTC/Member Agreement for Marketing and Distribution of DBS Services, as amended by Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services (incorporated by reference to Exhibit
      10.19 to the 1997 Registration Statement).
10.21 Lease Agreement dated August 2, 1996 between Fund II, Fund III, Fund IV and Fund VII Associates and DTS Management, LLC (the "Lease Agreement") (incorporated by reference to Exhibit 10.21(a) to the 1997 Registration Statement).

10.22 Amendment dated December 20, 1996 to the Lease Agreement (incorporated by reference to Exhibit 10.21(b) to the 1997 Registration Statement).
24.1* Powers of Attorney (included in Signatures and Powers of Attorney).
27.1* Financial Data Schedule - Digital Television Services, Inc.
27.2* Financial Data Schedule - DTS Capital, Inc.

---------------
* Filed herewith.
+ Indicates a management contract or compensatory plan.


             (b) Reports on Form 8-K.

                 There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1998.

                        SIGNATURES AND POWERS OF ATTORNEY


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DIGITAL TELEVISION SERVICES, INC.


                       By: /s/ Marshall W. Pagon
                           ---------------------------
                          Marshall W. Pagon
                          Chairman of the Board,
                          Chief Executive Officer and President

Date: March 25, 1999

         Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Marshall W. Pagon, Robert N. Verdecchio and Ted S. Lodge and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                    Title                                 Date
                                                    -----                                 ----

   /s/ Marshall W. Pagon                    Chairman of the Board, Chief                March 25, 1999
------------------------------------        Executive Officer and President
         Marshall W. Pagon
      (Principal Executive Officer)

   /s/ Robert N. Verdecchio                 Senior Vice President,                      March 25, 1999
------------------------------------        Financial Officer, Treasurer and
         Robert N. Verdecchio               Assistant Secretary
(Principal Financial and Accounting
              Officer)

   /s/ Howard E. Verlin                     Executive Vice President,                   March 25, 1999
------------------------------------        Assistant Secretary and
         Howard E. Verlin                   Director

   /s/ William Dorran                       Senior Vice President and                   March 25, 1999
------------------------------------        Director
         William Dorran

                        SIGNATURES AND POWERS OF ATTORNEY

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       DTS CAPITAL, INC.


                       By: /s/ Marshall W. Pagon
                           ------------------------
                           Marshall W. Pagon
                           Chairman of the Board,
                           Chief Executive Officer and President

Date: March 25, 1999

         Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Marshall W. Pagon, Robert N. Verdecchio and Ted S. Lodge and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                  Title                              Date
                                                                  -----                              ----

   /s/ Marshall W. Pagon                                Chairman of the Board, Chief             March 25, 1999
--------------------------------------------            Executive Officer and President
              Marshall W. Pagon
        (Principal Executive Officer)

   /s/ Robert N. Verdecchio                             Senior Vice President, Chief             March 25, 1999
---------------------------------------------           Financial Officer, Treasurer and
             Robert N. Verdecchio                       Assistant Secretary
 (Principal Financial and Accounting Officer)

                        DIGITAL TELEVISION SERVICES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Report of PricewaterhouseCoopers LLP                                               F-2

Report of Arthur Andersen LLP                                                      F-3

Consolidated Balance Sheets as of December 31, 1997 and 1998                       F-4

Consolidated Statements of Operations for the period from Inception (January 30,
  1996) to December 31, 1996, for the year ended December 31, 1997 and for the periods from January 1, 1998 to April 27, 1998 and from April 28, 1998 to
  December 31, 1998                                                                F-5

Consolidated Statements of Changes in Total Equity for the period from Inception
  (January 30, 1996) to December 31, 1996, for the year ended December 31,
  1997 and for the periods ended April 27, 1998 and December 31, 1998              F-6

Consolidated Statements of Cash Flows for the period from Inception (January 30,
  1996) to December 31, 1996, for the year ended December 31, 1997 and for the periods from January 1, 1998 to April 27, 1998 and from April 28, 1998 to
  December 31, 1998                                                                F-7

Notes to Consolidated Financial Statements                                         F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Digital Television Services, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Digital Television Services, Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the periods from January 1, 1998 to April 27, 1998 and from April 28, 1998 to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS  LLP


Philadelphia, Pennsylvania
February 12, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Digital Television Services, Inc.:


         We have audited the accompanying consolidated balance sheets of DIGITAL TELEVISION SERVICES, INC. (a Delaware corporation and formerly Digital Television Services, LLC) AND SUBSIDIARIES as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in total equity, and cash flows for the period from inception (January 30, 1996) to December 31, 1996 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Television Services, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for the period from inception (January 30, 1996) to December 31, 1996 and for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 18, 1998

                        Digital Television Services, Inc.
                           Consolidated Balance Sheets

                                                                                      December 31,
                                                                          ------------------------------------
                                                                              1997                   1998
                                                                          ------------           -------------
                             ASSETS

Current  assets:
   Cash and cash equivalents                                              $ 39,113,152      |    $  6,255,370
   Restricted cash                                                          19,006,386      |      18,879,305
   Accounts receivable, less allowance for doubtful                                         |
    accounts of $191,000 and $183,000, respectively                          5,174,019      |       6,360,216
   Inventory                                                                 2,229,918      |         732,898
   Prepaid expenses and other                                                   92,605      |         228,962
                                                                          ------------      |    -------------
     Total current assets                                                   65,616,080      |      32,456,751
                                                                                            |
Restricted cash                                                             18,020,702      |               -
Property and equipment, net                                                  2,920,217      |       3,268,884
Intangible assets, net                                                     170,808,421      |     343,986,107
Deferred taxes                                                                       -      |       2,109,901
Deposits and other                                                             250,000      |               -
                                                                          ------------      |    ------------
                                                                                            |
   Total assets                                                           $257,615,420      |    $381,821,643
                                                                          ============      |    ============

                 LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                      $ 14,950,430      |    $  4,061,677
   Accounts payable                                                          1,183,236      |       1,369,324
   Accrued interest                                                          8,247,073      |       8,334,313
   Accrued satellite programming and fees                                    3,652,701      |       8,080,181
   Unearned revenue                                                          3,314,397      |       3,641,433
   Amounts due seller                                                       27,971,199      |               -
   Accrued expenses and other                                                4,017,395      |       3,033,709
                                                                          ------------      |    ------------
     Total current liabilities                                              63,336,431      |      28,520,637
                                                                                            |
Long-term debt                                                             177,641,876      |     204,804,632
Deferred taxes                                                                       -      |      66,941,018
                                                                          ------------      |    ------------
    Total liabilities                                                      240,978,307      |     300,266,287
                                                                          ------------      |    ------------
                                                                                            |
Commitments and contingent liabilities                                              -       |               -
                                                                                            |
Stockholders' equity:                                                                       |
   Preferred stock; $0.01 par value; 10.0 million shares                                    |
     authorized; 1,404,056 and no shares issued and outstanding                 14,041      |               -
   Common stock; $0.01 par value; 10.0 million shares                                       |
     authorized; 2,137,049 and 100 shares issued and outstanding                21,370      |               1
   Additional paid-in capital                                               25,826,080      |     124,264,836
   Deficit                                                                  (9,224,378)     |     (42,709,481)
                                                                          ------------      |    ------------
     Total stockholders' equity                                             16,637,113      |      81,555,356
                                                                          ------------      |    ------------
                                                                                            |
   Total liabilities and stockholders' equity                             $257,615,420      |    $381,821,643
                                                                          ============      |    ============

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations

                                                  Inception                                                   1998
                                           (January 30, 1996) to        Year Ended          ----------------------------------------
                                                 December 31,           December 31,           January 1               April 28
                                                     1996                   1997              to April 27           to December 31
                                           ---------------------        ------------          -----------           --------------
Net revenues:
    Programming revenue                          $  2,918,918           $  39,243,002        $  21,719,945     |     $  50,400,448
    Other                                             166,228               2,509,871            1,262,320     |         2,654,272
                                                 ------------           -------------        -------------     |     -------------
      Total net revenues                            3,085,146              41,752,873           22,982,265     |        53,054,720
                                                                                                               |
Operating expenses:                                                                                            |
    Programming                                     1,595,963              20,694,127           10,374,799     |        23,813,479
    General and administrative                      2,229,339              12,716,204            5,816,706     |        10,795,329
    Marketing and selling                             852,517               9,412,567            6,448,320     |        21,468,224
    Incentive compensation                                  -                       -                    -     |           173,919
    Depreciation and amortization                   1,147,963              14,509,152            6,977,759     |        28,190,971
                                                -------------           -------------        -------------     |     -------------
      Loss from operations                         (2,740,636)            (15,579,177)          (6,635,319)    |       (31,387,202)
                                                                                                               |
Interest expense, net                                (817,603)            (14,457,088)          (7,686,869)    |       (16,132,066)
Other income (expenses), net                           22,980                (111,350)            (290,203)    |             3,279
                                                -------------           -------------        -------------     |     -------------
    Loss before income taxes                       (3,535,259)            (30,147,615)         (14,612,391)    |       (47,515,989)
Benefit for income taxes                                    -                       -                    -     |       ( 4,806,508)
                                                -------------           -------------        -------------     |     -------------
    Net loss                                      ($3,535,259)           ($30,147,615)        ($14,612,391)    |      ($42,709,481)
                                                =============           =============        =============     |     =============



           See accompanying notes to consolidated financial statements

                        Digital Televison Services, Inc.
               Consolidated Statements of Changes in Total Equity

                                           ---------------------------------------------------------------------------------------
                                                        Class A                          Class B                         Class C
                                           ---------------------------------------------------------------------------------------
                                                Units           Amount          Units           Amount        Units     Amount
                                                -----           ------          -----           ------        -----     ------

Balances at January 30, 1996
  Sale of Class B Units                                                        1,844,098     $18,440,982
  Issuance of Class C Units                                                                                   87,049
  Net loss                                                                                    (3,535,259)
                                           ------------------------------------------------------------------------------------
Balances at December 31, 1996                                                  1,844,098      14,905,723      87,049
  Sale of Class A Units                      1,333,333        $29,820,008
  Sale of Class B Units                                                          205,902       2,058,997
  Issuance of Class D Units
  Net loss (Jan. 1, 1997 - Oct. 10, 1997)                      (3,958,517)                   (16,964,720)
                                           ------------------------------------------------------------------------------------
Balances at October 10, 1997                 1,333,333         25,861,491      2,050,000                      87,049
  Conversion of capital                     (1,333,333)      ($25,861,491)    (2,050,000)                    (87,049)
  Net loss (Oct. 11, 1997 - Dec. 31, 1997)
                                           ------------------------------------------------------------------------------------
Balances at December 31, 1997
  Net loss (Jan. 1, 1998 - Apr. 27, 1998)
                                           ------------------------------------------------------------------------------------
Balances at April 27, 1998
  Conversion of capital
  PCC Merger consideration
  Contribution by PCC
  Net loss (Apr. 28, 1998 - Dec. 31, 1998)
                                           =======================================================================================
Balances at December 31, 1998
                                           =======================================================================================


                                                ----------------------------------------------------------------------
                                                      Class D             Preferred Stock          Common Stock
                                                ----------------------------------------------------------------------
                                                                         No. of        Par       No. of       Par
                                                  Units      Amount      Shares       Value      Shares      Value
                                                  -----      ------      ------       -----      ------      -----
Balances at January 30, 1996
  Sale of Class B Units
  Issuance of Class C Units
  Net loss
                                                -----------------------------------------------------------------------
Balances at December 31, 1996
  Sale of Class A Units
  Sale of Class B Units
  Issuance of Class D Units                      124,000
  Net loss (Jan. 1, 1997 - Oct. 10, 1997)
                                                -----------------------------------------------------------------------
Balances at October 10, 1997                     124,000
  Conversion of capital                         (124,000)             1,404,056      $14,041    2,137,049    $21,370
  Net loss (Oct. 11, 1997 - Dec. 31, 1997)
                                                -----------------------------------------------------------------------
Balances at December 31, 1997                                         1,404,056       14,041    2,137,049     21,370
  Net loss (Jan. 1, 1998 - Apr. 27, 1998)
                                                -----------------------------------------------------------------------
Balances at April 27, 1998                                            1,404,056       14,041    2,137,049     21,370
  Conversion of capital                                              (1,404,056)     (14,041)  (2,136,949)   (21,369)
  PCC Merger consideration
  Contribution by PCC
  Net loss (Apr. 28, 1998 - Dec. 31, 1998)
                                                =======================================================================
Balances at December 31, 1998                                                                         100   $      1
                                                =======================================================================

                                                  Additional        Retained

                                                    Paid-In         Earnings           Total
                                                    Capital         (Deficit)         Equity
                                                    -------         ---------         ------

Balances at January 30, 1996
  Sale of Class B Units                                                            $ 18,440,982
  Issuance of Class C Units
  Net loss                                                                           (3,535,259)
                                                ------------------------------------------------
Balances at December 31, 1996                                                        14,905,723
  Sale of Class A Units                                                              29,820,008
  Sale of Class B Units                                                               2,058,997
  Issuance of Class D Units
  Net loss (Jan. 1, 1997 - Oct. 10, 1997)                                           (20,923,237)
                                                ------------------------------------------------
Balances at October 10, 1997                                                         25,861,491
  Conversion of capital                          $25,826,080
  Net loss (Oct. 11, 1997 - Dec. 31, 1997)                       ($9,224,378)        (9,224,378)
                                                ------------------------------------------------
Balances at December 31, 1997                     25,826,080      (9,224,378)        16,637,113
  Net loss (Jan. 1, 1998 - Apr. 27, 1998)                        (14,612,391)       (14,612,391)
                                                ------------------------------------------------
Balances at April 27, 1998                        25,826,080     (23,836,769)         2,024,722
  Conversion of capital                               35,410
  PCC Merger consideration                        96,257,259      23,836,769        120,094,028
  Contribution by PCC                              2,146,087                          2,146,087
  Net loss (Apr. 28, 1998 - Dec. 31, 1998)                       (42,709,481)       (42,709,481)
                                                ================================================
Balances at December 31, 1998                   $124,264,836    ($42,709,481)      $ 81,555,356
                                                ================================================

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Cash Flows

                                                                     Inception                                 1998
                                                               (January 30, 1996) to   Year Ended    ------------------------------
                                                                     December 31,     December 31,    January 1       April 28
                                                                         1996            1997        to April 27    to December 31
                                                               --------------------   ------------   -----------    --------------
Cash flows from operating activities:
   Net loss                                                         ($3,535,259)     ($30,147,615)   ($14,612,391) | ($42,709,481)
   Adjustments to reconcile net loss                                                                               |
     to net cash used for operating activities:                                                                    |
     Depreciation and amortization                                    1,147,963        14,509,152       6,977,759  |   28,190,971
     Amortization of debt issuance costs and debt discount              313,329         2,423,535         459,199  |      923,395
     Bad debt expense                                                    63,791           660,490         375,152  |      860,064
     Change in assets and liabilities:                                                                             |
        Accounts receivable                                            (646,912)       (2,728,780)     (1,294,546) |     (912,143)
        Inventory                                                      (218,140)       (1,566,129)        858,949  |      638,071
        Prepaid expenses and other                                     (114,881)         (381,554)         33,377  |     (185,740)
        Accounts payable and accrued expenses                         1,773,127         3,697,385      (1,126,214) |     (419,692)
        Unearned revenue                                                379,533        (1,817,178)        327,036  |            -
        Accrued interest                                                203,506         8,043,567      (3,151,341) |    3,238,581
                                                                   ------------     -------------     -----------  | ------------
   Net cash used for operating activities                              (633,943)       (7,307,127)    (11,153,020) |  (10,375,974)
                                                                   ------------     -------------     -----------  | ------------
                                                                                                                   |
Cash flows from investing activities:                                                                              |
      Acquisitions                                                  (12,695,488)      (89,590,710)    (37,172,504) |            -
      Capital expenditures                                             (386,105)       (2,611,405)       (552,844) |     (753,336)
      Purchase of intangible assets                                    (693,690)       (1,222,307)       (958,171) |   (5,033,612)
                                                                   ------------     -------------     -----------  | ------------
   Net cash used for investing activities                           (13,775,283)      (93,424,422)    (38,683,519) |   (5,786,948)
                                                                   ------------     -------------     -----------  | ------------
                                                                                                                   |
Cash flows from financing activities:                                                                              |
      Proceeds from long-term debt                                       32,399       153,185,267              -   |            -
      Repayments of long-term debt and capital leases                (9,047,023)       (6,201,532)     (9,571,794) |   (8,480,397)
      Borrowings on bank credit facilities                            9,400,000        88,269,409      14,000,000  |   17,300,000
      Repayments on bank credit facilities                                    -       (82,169,409)              -  |     (400,000)
      Restricted cash                                                         -       (37,027,088)      9,226,699  |    8,921,084
      Debt issuance costs                                            (2,821,177)       (9,649,936)              -  |            -
      Contributions by Parent                                                 -                 -               -  |    2,146,087
      Sale of Member Units                                           18,440,982        31,879,005               -  |            -
      Other, net                                                              -           (36,970)              -  |            -
                                                                   ------------     -------------     -----------  | ------------
   Net cash provided by financing activities                         16,005,181       138,248,746      13,654,905  |   19,486,774
                                                                   ------------     -------------     -----------  | ------------
                                                                                                                   |
Net increase (decrease) in cash and cash equivalents                  1,595,955        37,517,197     (36,181,634) |    3,323,852
Cash and cash equivalents, beginning of period                                -         1,595,955      39,113,152  |    2,931,518
                                                                   ------------     -------------     -----------  | ------------
Cash and cash equivalents, end of period                           $  1,595,955     $  39,113,152     $ 2,931,518  | $  6,255,370
                                                                   ============     =============     ===========  | ============

           See accompanying notes to consolidated financial statements

                        DIGITAL TELEVISION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

         Digital Television Services, Inc. ("DTS" or together with its subsidiaries stated below, the "Company") is a holding company which operates primarily through its wholly owned subsidiaries and is a successor to Digital Television Services, LLC and DBS Holdings, L.P., originally formed on January 30, 1996. DTS' significant direct operating subsidiaries consist of eleven entities (the "Operating Subsidiaries") which provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of 11 states.

         Until April 27, 1998 the sole member and manager of the Operating Subsidiaries was DTS Management, LLC ("DTS Management"), which is a subsidiary of DTS. The Company's other subsidiary, DTS Capital, Inc. ("DTS Capital"), was formed in 1997 and has nominal assets and does not conduct any operations. DTS Capital was formed to facilitate the issuance of $155.0 million of 12.5% Series A Senior Subordinated Notes due 2007 (the "Series A Notes") in July 1997.

         On April 27, 1998, the Company merged (the "Merger") with Pegasus DTS Merger Sub, Inc., a wholly owned subsidiary of Pegasus Communications Corporation ("Pegasus" or the "Parent") in a transaction accounted for as a purchase. In connection with the Merger, the stockholders of the Company exchanged all of their outstanding capital stock for approximately 5.5 million shares of Pegasus' Class A Common Stock and, as a consequence, the Company became a wholly owned subsidiary of Pegasus. Pegasus did not assume, guarantee or otherwise have any liability for DTS' outstanding indebtedness or any other liability of the Company or its subsidiaries. After the Merger, except to the extent permitted under the terms of the Notes, the Company did not assume, guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of Pegasus' subsidiaries.

         Total consideration for the Merger was approximately $363.9 million, which consisted of approximately 5.5 million shares of Pegasus' Class A Common Stock (amounting to $118.8 million at a price of $21.71 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options and warrants to purchase a total of 224,038 shares of Pegasus' Class A Common Stock (amounting to $3.3 million at the time of issuance), approximately $158.9 million in assumed net liabilities and approximately $82.9 million of a deferred tax liability, primarily as a result of non-deductible amortization.

         The Company has had a limited operating history during which time it has generated negative cash flows and net losses. The negative cash flows can be attributed to the costs incurred to purchase the rights to provide DIRECTV(R) ("DIRECTV") services and related assets and general corporate overhead expenses. The Company expects negative cash flows and net losses to continue through at least 1999 as the Company expects to incur substantial marketing and selling expenses in order to build its subscriber base. The ability to generate positive cash flow in the future is dependent upon many factors, including general economic conditions, the level of market acceptance for the Company's services and the degree of competition encountered by the Company.

         The success of the Company is dependent on the future ability of DTS and its subsidiaries to generate projected revenues through successful operations. In the opinion of management, capital on hand, as well as funds provided by financing activities, will be sufficient to meet the capital and operating needs of the Company through at least 1999. However, there can be no assurance when or if future operations of the Company will be successful or that further financing, if needed, will be available with terms acceptable to the Company, or at all.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of DTS and its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1996 and 1997 have been reclassified for comparative purposes. As a result of the Merger and Pegasus' use of the purchase method of accounting to record the acquisition of the Company, the "push down" effect of the purchase price increased the Company's intangible assets by approximately $205.0 million. As a consequence, results prior to the Merger are not comparable with those subsequent to the Merger.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to the useful lives and recoverability of intangible assets.

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

Restricted Cash:

         The Company has restricted cash held in escrow of approximately $18.9 million at December 31, 1998 to fund interest payments on the Notes.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Long-Lived Assets:

         The Company's assets are reviewed for impairment whenever events or circumstances provide evidence which suggest the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows. To date, no such impairments have occurred.

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the accompanying statements of operations. Satellite equipment that is leased to customers is stated at cost.

         Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

          Equipment, furniture and fixtures................   5 to 10 years
          Leasehold improvements...........................    3 to 7 years
          Vehicles.........................................    3 to 5 years

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Summary of Significant Accounting Policies: - (Continued)

Intangible Assets:

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets fully amortized, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the accompanying statements of operations. Financing costs incurred in obtaining long-term financing are amortized over the term of the applicable loan.

         Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:

       DBS rights....................................            10 years
       Other intangibles.............................       5 to 10 years

Revenue:

         The Company operates in the DBS industry. All of the Company's revenues are derived from external customers. The Company earns revenue by providing DIRECTV services to its subscribers. Programming revenue includes DIRECTV services purchased by subscribers in monthly, quarterly or annual subscriptions; additional premium programming available on an a la carte basis; sports programming available under monthly, annual or seasonal subscriptions; and movies and events programming available on a pay-per-view basis. Programming purchased on a monthly, quarterly, annual or seasonal basis, including premium programming, is billed in advance and is recorded as unearned revenue. The Company recognizes revenue when video and audio services are provided. As programming revenue is earned uniformly over the period of the purchase agreement with the customer, approximately $2.3 million and $2.9 million of net accounts receivable in the accompanying balance sheets represent unearned revenue at December 31, 1997 and 1998, respectively.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled approximately $522,000, $2.4 million, $1.2 million and $4.5 million for the period from inception (January 30, 1996) to December 31, 1996, the year ended December 31, 1997, the period from January 1, 1998 to April 27, 1998 and the period from April 28, 1998 to December 31, 1998, respectively.

Income Taxes:

         The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset.

         The Company was considered a partnership for federal and state income tax purposes for the period from inception (January 30, 1996) to October 10, 1997. All taxable income or loss was allocated to the members in accordance with the terms of the limited liability company agreement of the Company (the "LLC Agreement"). The Company became a taxable entity for federal and state income tax purposes effective with its conversion to a corporation on October 10, 1997.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Summary of Significant Accounting Policies: - (Continued)

Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic regions. As of December 31, 1997 and 1998, the Company had no significant concentrations of credit risk.

Reliance on DIRECTV:

         The Company's business is derived from providing DBS services as an independent DIRECTV provider. Because the Company is a distributor of DIRECTV services, the Company would be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV or its parent, Hughes Electronics Corporation.

New Accounting Pronouncements:

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has reviewed the provisions of SOP 98-5 and SFAS No. 133 and the implementation of these standards is not expected to have any significant impact on its consolidated financial statements.

3. Property and Equipment:

         Property and equipment consist of the following:

                                                    December 31,    December 31,
                                                       1997            1998
                                                       ----            ----

    Equipment, furniture and fixtures..........     $2,662,556      $3,13 9,988
    Leasehold improvements.....................        327,804        1,160,054
    Vehicles...................................        484,394          484,394
                                                    ----------      -----------
                                                     3,474,754        4,784,436
    Accumulated depreciation...................       (554,537)      (1,515,552)
                                                    ----------      -----------
    Net property and equipment.................     $2,920,217      $ 3,268,884
                                                    ==========      ===========

         Depreciation expense amounted to $48,000, $510,000, $290,000 and $668,000 for the period from inception (January 30, 1996) to December 31, 1996, the year ended December 31, 1997, the period from January 1, 1998 to April 27, 1998 and the period from April 28, 1998 to December 31, 1998, respectively.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Intangibles:

         Intangible assets consist of the following:
                                                  December 31,      December 31,
                                                       1997            1998
                                                       ----            ----

    DBS rights................................    $170,715,335     $376,696,181
    Deferred financing costs..................      12,471,112       12,981,402
    Other deferred costs......................       2,757,950        3,655,716
                                                  ------------     ------------
                                                   185,944,397      393,333,299
    Accumulated amortization..................     (15,135,976)     (49,347,192)
                                                  -------------    ------------
    Net intangible assets.....................    $170,808,421     $343,986,107
                                                  ============     ============

         Amortization expense amounted to $1.1 million, $14.0 million, $6.7 million and $27.5 million for the period from inception (January 30, 1996) to December 31, 1996, the year ended December 31, 1997, the period from January 1, 1998 to April 27, 1998 and the period from April 28, 1998 to December 31, 1998, respectively.

5. Equity:

         Prior to October 10, 1997 the Company was a limited liability corporation ("LLC"). The LLC had four classes of equity interests, denominated as "Class A Units," "Class B Units," "Class C Units" and "Class D Units," with the classes having different voting and distribution rights per the LLC Agreement. On October 10, 1997, the Company converted to corporate form in a transaction (the "Corporate Conversion") contemplated on the LLC Agreement pursuant to which the LLC merged with and into WEP Intermediate Corporation ("WEP"). As a result of the Corporate Conversion, all of the units were converted/exchanged for Series A Preferred Stock, Common Stock and warrants to purchase Common Stock of the Company, the surviving entity changed its name to Digital Television Services, Inc. and DTS assumed by operation of law and supplemental indenture all of the obligations of the LLC under the terms of the Notes.

         Subsequent to the Corporate Conversion, substantially all of the outstanding shares of the Company were owned by the holders of the equity interests in the LLC. Therefore, the Corporate Conversion has been treated for accounting purposes as the acquisition of WEP by the LLC. The LLC's assets and liabilities have been recorded at historical cost and WEP's assets and liabilities have been recorded at fair value. However, given that WEP's only asset consisted of its investment in the LLC, no goodwill has been recognized. Effective with the Corporate Conversion, the historical financial statements of the LLC have become the historical financial statements of WEP and include the business of both companies.

         On April 27, 1998, in connection with the Merger, the stockholders of the Company exchanged all of their outstanding capital stock for shares of Pegasus' Class A Common Stock and warrants to purchase Pegasus' Class A Common Stock and, as a result, the Company became a wholly owned subsidiary of Pegasus.

Common Stock:

         As of December 31, 1997 and 1998, the Company had one class of Common Stock. The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Equity: - (Continued)

Preferred Stock:

         As of December 31, 1997 and 1998, the Company had 10.0 million shares of Preferred Stock authorized of which 5.0 million shares have been designated Series A Payment-in-Kind Convertible Preferred Stock (the "Series A Preferred Stock"). The Company's ability to pay dividends on its Preferred Stock is subject to certain restrictions.

6. Long-Term Debt:

             Long-term debt consists of the following :                            December 31,        December 31,
                                                                                      1997                1998
                                                                                      ----                ----

Series B Notes payable by DTS, due 2007, interest at 12.5%, payable semi-annually in arrears on February 1 and August 1, net of unamortized discount of $2,069,185 and $1,784,844 as of December 31, 1997 and 1998,
    respectively...........................................................        $152,930,815       $153,215,156
Senior  six-year  $70.0  million  revolving  credit  facility, payable  by  DTS,  interest  at the  Company's  option  at either the bank's base rate or the Eurodollar  Rate (8.94%
    at December 31, 1998)...................................................                  -         26,800,000
Senior  six-year $20.0 million term loan facility,  payable by
    DTS,  interest  at the  Company's  option  at  either  the
    bank's  base  rate  or  the  Eurodollar   Rate  (9.03%  at
    December 31, 1998)......................................................         15,500,000         19,600,000
Sellers'  notes,  due 1998 to 2001,  interest at 3% to 4%, net of  unamortized  discount of $2,675,149  and $1,576,895 as
    of December 31, 1997 and 1998, respectively.............................         23,869,849          9,161,681
Capital leases and other....................................................            291,642             89,472
                                                                                   ------------       ------------
                                                                                    192,592,306        208,866,309
Less current maturities......................................................        14,950,430          4,061,677
                                                                                   ------------       ------------
Long-term debt................................................................     $177,641,876       $204,804,632
                                                                                   ============       ============

         In April 1996, in connection with the acquisition of the Company's California DBS rights, one of the Operating Subsidiaries entered into a promissory note in favor of the seller. Pursuant to the note, the Operating Subsidiary is obligated to pay to the seller the sum of (i) $480,000, payable in 24 equal monthly installments commencing May 1, 1996, and (ii) an amount payable on October 1, 1998 equal to the greater of $4.0 million or the Contingent Payment Amount. The Contingent Payment Amount, $8.3 million, is determined by multiplying the number of DBS subscribers in the Company's California territory as of October 1, 1998 by certain dollar amounts. The balance of the note was paid in October 1998 with borrowings from the DTS Credit Facility.

         In November 1996, in connection with the acquisition of one of the Company's South Carolina DBS rights, one of the Operating Subsidiaries entered into a promissory note in favor of the seller in the amount of approximately $8.0 million, of which approximately $3.3 million was paid in January 1997. The balance was paid in January 1998.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Long-Term Debt: - (Continued)

         In May 1997, in connection with the acquisition of the Company's Georgia DBS rights (the "Georgia DBS Rights"), one of the Operating Subsidiaries issued three promissory notes (the "Georgia Notes"), each of which represents a portion of the purchase price for one of the Georgia DBS Rights. The Operating Subsidiary issued (i) a promissory note in favor of the seller in the amount of approximately $850,000 ("Georgia Note 1"), (ii) a promissory note in favor of the seller in the amount of approximately $9.4 million ("Georgia Note 2"), and
(iii) a promissory note in favor of the seller in the amount of approximately $5.2 million ("Georgia Note 3"). The principal amount of the Georgia Note 1 was paid in January 1998. The principal amount of each of the Georgia Note 2 and the Georgia Note 3 is payable in annual installments beginning in January 1998 through January 2001.

         In July 1997, the Company entered into an amended and restated $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of December 31, 1998, $18.5 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $10.7 million collateralizing certain of the Company's outstanding sellers' notes.

         In July 1997, the Company completed a senior subordinated notes offering (the "Notes Offering") in which it sold $155.0 million of its Series A Notes. A portion of the net proceeds from the Notes Offering was used to fund an interest escrow account, which is included in restricted cash on the Company's consolidated balance sheets, for the first four semi-annual interest payments on the Series A Notes. The Company exchanged its Series A Notes for its 12.5% Series B Senior Subordinated Notes due 2007 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by all direct and indirect subsidiaries of the Company, except DTS Capital, which is a co-issuer of the Notes and has nominal assets and does not conduct any operations.

         The Notes may be redeemed, at the option of the Company, in whole or in part, at various points in time after August 1, 2002 at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest thereon.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

         At December 31, 1998, maturities of long-term debt and capital leases are as follows:

                    1999..........................      $4,061,677
                    2000..........................       4,204,026
                    2001..........................       3,385,450
                    2002..........................         800,000
                    2003..........................      43,200,000
                    Thereafter....................     153,215,156
                                                      ============
                                                      $208,866,309
                                                      ============

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Leases:

         The Company leases certain office and retail space and vehicles under operating leases. The operating leases expire at various dates through 2002. Rent expense for the period from inception (January 30, 1996) to December 31, 1996, the year ended December 31, 1997, the period from January 1, 1998 to April 27, 1998 and the period from April 28, 1998 to December 31, 1998 was $83,000, $673,000, $176,000 and $506,000, respectively. The Company leases vehicles under long-term leases and has the option to purchase the vehicles for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:

                                                 1997               1998
                                                 ----               ----

 Vehicles...............................       $299,889           $169,947
 Accumulated depreciation...............        (47,147)           (59,528)
                                               ========           ========
     Total..............................       $252,742           $110,419
                                               ========           ========

         Future minimum lease payments on noncancellable operating and capital leases at December 31, 1998 are as follows:
                                                         Operating     Capital
                                                           Leases       Leases
                                                         ---------     -------
  1999.............................................      $  559,788    $47,551
  2000.............................................         429,944     42,796
  2001.............................................         402,465      8,689
  2002.............................................         277,018          -
                                                           --------    -------
     Total minimum payments........................      $1,669,215     99,036
                                                         ==========
     Less:  amount representing interest...........                      9,564
                                                                       =======
     Present value of net minimum lease payments
         including current maturities of $40,939...                    $89,472
                                                                       =======

8. Income Taxes:

         The following is a summary of the components of income taxes from operations:

                                                        January 1 to     April 28 to
                                                         April 27,       December 31,
                                                1997        1998            1998
                                                ----        ----            ----
   Federal and state - deferred .............      -           -    |    ($4,806,508)
   State and local - current ................      -           -    |              -
                                                ----        ----    |    -----------
      Provision (benefit) for income taxes ..      -           -    |    ($4,806,508)
                                                ====        ====    |    ===========

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Income Taxes: - (Continued)

         The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 1997 and 1998 are as follows:

                                                                     1997              1998
                                                                     ----              ----
Assets:
      Receivables............................................              -             $69,707
      Excess of tax basis over book basis of  amortizable
          intangible assets..................................     $1,989,000                   -
      Loss carryforwards.....................................      3,072,000          19,912,263
      Other..................................................        269,000                   -
                                                                  ----------         -----------
           Total deferred tax assets.........................      5,330,000          19,981,970
                                                                  ----------         -----------
Liabilities:
      Excess of book basis over tax basis of  amortizable
          intangible assets..................................              -          66,941,018
                                                                  ----------         -----------
          Total deferred tax liabilities.....................              -          66,941,018
                                                                  ----------         -----------
      Net deferred tax assets (liabilities)..................      5,330,000         (46,959,048)
           Valuation allowance...............................      5,330,000)        (17,872,069)
                                                                  ----------         -----------
      Net deferred tax liabilities...........................              -         $64,831,117)
                                                                  ==========         ============

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1998, which may not be utilized.

         At December 31, 1998, the Company has net operating loss carryforwards of approximately $52.4 million which are available to offset future taxable income and expire through 2018.

         A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                                     January 1        April 28 to
                                                                      to April        December 31,
                                                       1997           27, 1998           1998
                                                       ----           --------           ----
   U.S. statutory federal income tax rate .....       34.00%           35.00%   |        35.00%
   Valuation allowance ........................      (34.00)          (35.00)   |       (29.16)
                                                     ------           ------    |       ------
   Effective tax rate .........................           -                -    |         5.84%
                                                     ======           ======    |       ======

9. Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                Inception
                                               (January 30,
                                                 1996) to         Year ended      January 1 to      April 28 to
                                               December 31,      December 31,       April 27,       December 31,
                                                   1996              1997             1998              1998
                                                   ----              ----             ----              ----
Notes payable and related acquisition of
  intangibles................................. $24,156,000       $17,552,000       $9,500,000  |            -
Capital contribution and related acquisition             -                 -                -  |  $122,240,115
  of intangibles..............................                                                 |
Deferred taxes, net and related intangibles...           -                 -                -  |    82,934,179

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Supplemental Cash Flow Information: - (Continued)

         For the period from inception (January 30, 1996) to December 31, 1996, the year ended December 31, 1997, the period from January 1, 1998 to April 27, 1998 and the period from April 28, 1998 to December 31, 1998, the Company paid cash for interest in the amount of $301,000, $5.4 million, $11.5 million and $13.7 million, respectively. The Company paid no federal income taxes for the period from inception (January 30, 1996) to December 31, 1996, for the year ended December 31, 1997 and for the periods ended April 27, 1998 and December 31, 1998.

10.  Acquisitions:

         In 1997, the Company acquired, from nine independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Georgia, Indiana, Kansas, Kentucky, New Hampshire and Vermont and the related net assets in exchange for total consideration of approximately $134.3 million, which consisted of $119.7 million in cash and $17.6 million (before fair value adjustments related to the sellers' notes of $3.0 million) in promissory notes.

         On January 30, 1998, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for total consideration of approximately $9.5 million, which consisted of $9.5 million in cash and $37,000 in assumed net liabilities.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future.

                                                                January 1     April 28 to
                        (in thousands)                          to April 27,  December 31,
                                                         1997      1998          1998
                                                         ----      ----          ----
    Net revenues..................................    $  52,719   $ 25,805  |  $  50,400
                                                      =========   ========  |  =========
    Operating loss................................     ($20,092)   ($6,654) |   ($31,387)
                                                      =========   ========  |  =========
    Net loss......................................     ($45,893)  ($14,702) |   ($42,709)
                                                      =========   ========  |  =========

11. Financial Instruments:

         The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                         1997                        1998
                                               --------------------------- ---------------------------
                                                 Carrying        Fair        Carrying       Fair
                                                  Value         Value         Value         Value
                                                  -----         -----         -----         -----
                                                                   (in thousands)

    Long-term debt, including current portion    $192,592     $192,592       $208,866      $221,501

         Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

         All other financial instruments are stated at cost which approximates fair market value.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Employee Benefit Plans:

Employment Agreements:

         DTS Management entered into employee agreements, as amended, with certain executive officers of DTS Management (the "Employee Agreements"). The Employee Agreements provided for base salaries and bonuses at the discretion of the Board of Directors of DTS. Effective with the Merger, the Employee Agreements were terminated.

401(k) Plans:

         In January 1997, the Company established the Digital Television Services 401(k) Plan (the "Plan") covering substantially all of its employees. As part of the Plan, the Company provided matching contributions of 20% of the participant's contributions up to a maximum of 5% of the participant's pay. The Plan also provided for additional contributions at the discretion of the Company. The Company incurred the cost of administering this plan. Effective with the Merger, the Plan was terminated. Substantially all employees who have completed at least one year of service with the Company are eligible to participate under Pegasus' 401(k) Plan.

Employee Stock Plans:

         In October 1997, the Company adopted the Digital Television Services, Inc. 1997 Stock Option Plan (the "Employee Stock Plan") pursuant to which up to 100,000 shares of Common Stock may be issued to employees or independent contractors of the Company at prices equal to the market value thereof as of the date of issuance and pursuant to such terms and conditions, including vesting, as determined by the Board of Directors. As of December 31, 1997, stock options were granted with respect to 43,633 shares of Common Stock, with an exercise price of $22.50 per share on the date of grant. The stock options were to expire from two to ten years after each respective grant date. A portion of the options were exercisable at the grant date and the remaining options were to become exercisable one year from the grant date, with vesting periods of four years. Effective with the Merger, generally all unvested options became fully vested and were converted to options to purchase Pegasus' Class A Common Stock.

         The Company applies Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plan. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). Under SFAS 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model. The Company is continuing to apply existing accounting standards. However, SFAS 123 requires disclosures of pro forma net income as if the Company had adopted the expensing provisions of SFAS 123. The fair value of options was estimated at the date of grant using an option pricing model with the following assumptions: weighted average risk free interest rate of 5.65%, no dividend yield and a life of the options approximating one year to reflect the accelerated vesting provisions of the Merger. The estimated fair value of these options was calculated using a minimum value method and may not be indicative of the future impact, since the model for this method does not take volatility into consideration.

         Pro forma net losses for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997 would have been $3.5 million and $30.3 million, respectively.

         Effective with the Merger, the Employee Stock Plan was terminated. Pegasus has two active stock plans available to grant stock options and restricted stock awards to purchase Pegasus' Class A Common Stock to eligible employees, executive officers and non-employee directors of Pegasus.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Commitments and Contingent Liabilities:

Legal Matters:

         The Company was notified that is has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

         From time to time the Company is involved with claims that arise in the normal course of business.

         In the opinion of management, the ultimate liability with respect to the aforementioned claims and matters will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

14.  Related Party Transactions:

         Columbia Capital Corporation ("Columbia"), which is owned by certain members of the Company holding Class A and Class B units prior to October 10, 1997 and preferred stock and common stock subsequent to October 10, 1997 and prior to the Merger, provided financial, managerial, and other services to the Company. Total fees and expenses paid to Columbia were approximately $322,000 and $47,000 for the period from inception (January 30, 1996) through December 31, 1996 and for the year ended December 31, 1997, respectively. Such fees are included in general and administrative expenses and other expenses in the accompanying consolidated statements of operations.

         Other related party transaction balances at December 31, 1997 and 1998 are as follows:

                                                   1997                 1998
                                                ----------             --------
     Accrued expenses and other..........           -                 $160,703


         In 1998, PCC made contributions to the Company totaling $122.2 million in connection with the Merger.

15. Quarterly Information (unaudited):

                                                                        Quarter Ended
                                           -------------------------------------------------------------------------
(in thousands)                                March 31,           June 30,          September 30,       December 31,
                                                1998                1998                1998                1998
                                           ----------------    ----------------    ----------------    -------------
1998
----
  Net revenues                                 $17,116             $18,104            $19,464             $21,353
  Operating loss                                (5,277)             (6,587)           (10,859)            (15,299)
  Net loss                                    ($11,185)           ($12,593)          ($16,781)           ($16,763)

      The Company had no extraordinary gains or losses for the year ended
                               December 31, 1998.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Quarterly Information (unaudited): - (Continued)

                                                          Quarter Ended
                          -------------------------------------------------------------------------
(in thousands)               March 31,           June 30,          September 30,       December 31,
                               1997                1997                1997                1997
                          ----------------    ----------------    ----------------    ----------------
1997
  Net revenues                $6,977             $10,036             $11,798             $12,942
  Operating loss              (2,386)             (4,032)             (5,044)             (4,118)
  Net loss                   ($3,899)            ($6,354)            ($9,515)           ($10,380)

       The Company had no extraordinary gains or losses for the year ended
                               December 31, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS




Our report on the consolidated financial statements of Digital Television Services, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page S-3 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PRICEWATERHOUSECOOPERS  LLP


Philadelphia, Pennsylvania
February 12, 1999

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE




We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Digital Television Services, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 1998. Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN  LLP


Atlanta, Georgia
February 18, 1998

DIGITAL TELEVISION SERVICES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Period from Inception (January 30, 1996) to December 31, 1996 and for the Years Ended December 31, 1997 and 1998
(Dollars in thousands)

                                   Balance at          Additions          Additions
                                   Beginning of        Charged To         Charged To                               Balance at
Description                        Period              Expenses           Other Accounts         Deductions        End of Period
-----------                        ------              --------           --------------         ----------        -------------

Allowance for
Uncollectible
Accounts Receivable
     Inception (January 30,
     1996) to                   $        -          $        -         $               7 (a)  $       -         $              7
     December 31, 1996
     Year 1997                  $               7   $             111  $             180 (a)  $       107 (b)   $            191
     Year 1998                  $             191   $               9  $          -           $        17 (b)   $            183


Valuation Allowance for
Deferred Tax Assets
     Inception (January 30,
     1996) to                   $        -          $        -         $          -           $       -         $           -
     December 31, 1996
     Year 1997                  $        -          $           5,330  $          -           $       -         $          5,330
     Year 1998                  $           5,330   $          12,542  $          -           $       -         $         17,872

(a) Amounts acquired as a result of various acquisitions made in rural areas of Georgia, Indiana, Kansas, Kentucky, New Mexico, New York, South Carolina and Vermont.
(b) Amounts written off, net of recoveries.