Form 10-Q
period 1999-03-31
DIGITAL TELEVISION SERVICES INC; DTS CAPITAL INC
filed 1999-05-14
CIK 1035722, 1045973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999
                                        --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________


                                    333-36217
                                  333-36217-01
                                  ------------
                             Commission file number

                        DIGITAL TELEVISION SERVICES, INC.
                                DTS CAPITAL, INC.
                                -----------------
      (Exact name of Registrants as specified in their respective charters)


                  Delaware                                    06-1473713
                  Delaware                                    58-2332106
                  --------                                     ----------
         (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                   Identification Number)


         c/o Pegasus Communications Management Company;
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA         19004
         ------------------------------------------------         -----
         (Address of principal executive offices)               (Zip code)


         Registrants' telephone number, including area code:   (888) 438-7488
                                                               --------------

         Indicate by check mark whether each of the Registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Digital Television Services, Inc. and DTS Capital, Inc. each had 100 shares of common stock outstanding as of May 10, 1999.

         The Registrants meet the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                        DIGITAL TELEVISION SERVICES, INC.

                                    Form 10-Q
                                Table of Contents
                 For the Quarterly Period Ended March 31, 1999


                                                                            Page

Part I.  Financial Information


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1998 and March 31, 1999             3

                           Consolidated Statements of Operations
                             Three months ended March 31, 1998 and 1999       4

                           Consolidated Statements of Cash Flows
                             Three months ended March 31, 1998 and 1999       5

                           Notes to Consolidated Financial Statements         6


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    9


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                     14


Part II.  Other Information


         Item 6            Exhibits and Reports on Form 8-K                  14

         Signature                                                           15

                        Digital Television Services, Inc.
                           Consolidated Balance Sheets

                                                                  December 31,       March 31,
                                                                      1998             1999
                                                                  ------------      -----------
                              ASSETS                                                (unaudited)
 Current  assets:
    Cash and cash equivalents                                    $  6,255,370     $  4,971,221
    Restricted cash                                                18,879,305        9,355,768
    Accounts receivable, less allowance for doubtful
     accounts of $183,000                                           2,718,783        2,303,136
    Inventory                                                         732,898          174,317
    Prepaid expenses and other                                        228,962          227,123
                                                                 ------------     ------------
      Total current assets                                         28,815,318       17,031,565

 Property and equipment, net                                        3,268,884        3,061,659
 Intangible assets, net                                           343,986,107      332,253,708
 Deferred taxes                                                     2,109,901        2,155,563
                                                                 ------------     ------------

    Total assets                                                 $378,180,210     $354,502,495
                                                                 ============     ============
                  LIABILITIES AND EQUITY

 Current liabilities:
    Current portion of long-term debt                            $  4,061,677     $  4,166,869
    Accounts payable                                                1,369,324          230,043
    Accrued interest                                                8,334,313        3,396,317
    Accrued satellite programming and fees                          8,080,181        9,321,387
    Accrued expenses and other                                      3,033,709        4,376,722
                                                                 ------------     ------------
      Total current liabilities                                    24,879,204       21,491,338

 Long-term debt                                                   204,804,632      204,721,572
 Deferred taxes                                                    66,941,018       66,434,180
                                                                 ------------     ------------
     Total liabilities                                            296,624,854      292,647,090
                                                                 ------------     ------------
 Commitments and contingent liabilities                                     -                -

 Preferred Stock; $0.01 par value; 1,000 shares authorized                  -                -

 Common stockholder's equity:
    Common stock; $0.01 par value; 1,000 shares
      authorized; 100 shares issued and outstanding                         1                1
    Additional paid-in capital                                    124,264,836      124,264,836
    Deficit                                                       (42,709,481)     (62,409,432)
                                                                 ------------     ------------
      Total stockholder's equity                                   81,555,356       61,855,405
                                                                 ------------     ------------

    Total liabilities and stockholder's equity                   $378,180,210     $354,502,495
                                                                 ============     ============


           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations

                                               Three Months Ended March 31,
                                            -----------------------------------
                                            December 31,              March 31,
                                               1998                     1999
                                            ------------             ----------
                                                         (unaudited)
Net revenues:
    Basic satellite service                  $11,788,970      |     $19,184,332
    Premium services                           4,378,214      |       3,377,782
    Other                                        948,609      |       1,437,652
                                             -----------      |      -----------
      Total net revenues                      17,115,793      |      23,999,766
                                                              |
Operating expenses:                                           |
    Programming                                7,945,217      |      10,851,766
    General and administrative                 5,363,171      |       5,872,101
    Marketing and selling                      3,876,093      |       9,348,779
    Incentive compensation                             -      |          65,000
    Corporate expenses                                 -      |         299,340
    Depreciation and amortization              5,208,602      |      11,529,652
                                             -----------      |     -----------
      Loss from operations                    (5,277,290)     |     (13,966,872)
                                                              |
Interest expense                              (6,194,532)     |      (6,517,791)
Interest income                                  452,392      |         184,318
Other income (expense), net                     (165,499)     |          47,894
                                             -----------      |     -----------
    Loss before income taxes                 (11,184,929)     |     (20,252,451)
Benefit for income taxes                               -      |        (552,500)
                                             -----------      |     -----------
    Net loss                                ($11,184,929)     |    ($19,699,951)
                                            ============      |    ============



           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Cash Flows

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                December 31,       March 31,
                                                                   1998             1999
                                                                ------------      ----------
                                                                         (unaudited)
Cash flows from operating activities:
   Net loss                                                    ($11,184,929)     |    ($19,699,951)
   Adjustments to reconcile net loss                                             |
     to net cash used for operating activities:                                  |
     Depreciation and amortization                                5,208,602      |      11,529,652
     Accretion on discount of bonds and seller notes                344,861      |         275,318
     Stock incentive compensation                                         -      |          65,000
     Gain on disposal of assets                                           -      |        (35,343)
     Bad debt expense                                               231,901      |         379,373
     Change in assets and liabilities:                                           |
        Accounts receivable                                        (396,103)     |          34,386
        Inventory                                                   742,548      |         558,581
        Prepaid expenses and other                                    5,427      |           1,839
        Accounts payable and accrued expenses                       431,108      |         827,438
        Accrued interest                                         (4,519,057)     |      (4,937,996)
                                                                -----------      |    ------------
   Net cash used for operating activities                        (9,135,642)     |     (11,001,703)
                                                                -----------      |    ------------
Cash flows from investing activities:                                            |
      Acquisitions                                              (37,172,504)     |              -
      Capital expenditures                                         (341,097)     |         (58,298)
      Purchase of intangible assets                                (369,179)     |          (3,487)
      Proceeds from sale of assets                                        -      |         508,988
                                                                -----------      |    ------------
   Net cash provided (used) by investing activities             (37,882,780)     |         447,203
                                                                -----------      |    ------------
Cash flows from financing activities:                                            |
      Repayments of long-term debt and capital leases            (9,583,090)     |      (4,053,187)
      Borrowings on bank credit facilities                       13,000,000      |       4,000,000
      Repayments on bank credit facilities                                -      |        (200,000)
      Restricted cash                                             9,345,320      |       9,523,537
      Debt issuance costs                                          (378,448)     |               -
                                                                -----------      |    ------------
   Net cash provided by financing activities                     12,383,782      |       9,270,351
                                                                -----------      |    ------------
Net decrease in cash and cash equivalents                       (34,634,640)     |      (1,284,149)
Cash and cash equivalents, beginning of year                     39,113,152      |       6,255,370
                                                                -----------      |    ------------
Cash and cash equivalents, end of period                         $4,478,512      |      $4,971,221
                                                                ===========      |    ============

           See accompanying notes to consolidated financial statements

                        DIGITAL TELEVISION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   The Company:

         Digital Television Services, Inc. ("DTS" or together with its subsidiaries, the "Company") is a holding company which operates primarily through its wholly owned subsidiaries and is a successor to Digital Television Services, LLC and DBS Holdings, L.P., originally formed on January 30, 1996. DTS' significant direct operating subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of eleven states.

         Until April 27, 1998, the sole member and manager of the operating subsidiaries was DTS Management, LLC ("DTS Management"), which is a subsidiary of DTS. The Company's other direct subsidiary, DTS Capital, Inc. ("DTS Capital"), was formed in 1997 and has nominal assets and does not conduct any operations. DTS Capital was formed to facilitate the issuance of $155.0 million of 12.5% Series A Senior Subordinated Notes due 2007 (the "Series A Notes") in July 1997.

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

2.   Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of DTS and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1998 have been reclassified for comparative purposes.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year then ended.

         As a result of the Merger and Pegasus' use of the purchase method of accounting to record the acquisition of the Company, the "push down" effect of the purchase price increased the Company's intangible assets by approximately $205.0 million. As a consequence, results prior to the Merger are not comparable with those subsequent to the Merger.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   Equity:

         On April 27, 1998, in connection with the Merger, the stockholders of the Company exchanged all of their outstanding capital stock for shares of Pegasus' Class A Common Stock and warrants to purchase Pegasus' Class A Common Stock and, as a result, the Company became a wholly owned subsidiary of Pegasus.

         As of December 31, 1998 and March 31, 1999, the Company had one class of Common Stock. The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4.   Long-Term Debt:

             Long-term debt consists of the following :                    December 31,          March 31,
                                                                               1998                1999
                                                                               ----                ----
Series B Notes payable by DTS, due 2007, interest at
  12.5%, payable semi-annually in arrears on February 1
  and August 1, net of unamortized discount of
  $1,784,844 and $1,716,377 as of December 31, 1998
  and March 31, 1999,
  respectively...............................................             $153,215,156         $153,283,623
Senior six-year $70.0 million revolving credit facility,
  payable by DTS, interest at the Company's option at
  either the bank's base rate or the Eurodollar Rate.........               26,800,000           30,800,000
Senior six-year $20.0 million term loan facility, payable
  by DTS, interest at the Company's option at either the
  bank's base rate or the Eurodollar Rate....................               19,600,000           19,400,000
Sellers' notes, due 1999 to 2001, interest at 3% to 4%, net
  of unamortized discount of $1,576,895 and $1,370,044 as
  of December 31, 1998 and March 31, 1999, respectively......                9,161,681            5,337,084
Capital leases and other.....................................                   89,472               67,734
                                                                          ------------         ------------
                                                                           208,866,309          208,888,441
Less current maturities......................................                4,061,677            4,166,869
                                                                          ------------         ------------
Long-term debt...............................................             $204,804,632         $204,721,572
                                                                          ============         ============

         The Company maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 1999, $18.5 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $10.7 million collateralizing certain of the Company's outstanding sellers' notes.

         The Company's 12.5% Series B Notes due 2007 (the "12.5% Series B Notes") may be redeemed, at the option of the Company, in whole or in part, at various points in time after August 1, 2002 at the redemption prices specified in the indenture governing the 12.5% Series B Notes, plus accrued and unpaid interest thereon.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




5.       Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               1998               1999
                                                            ----------          --------
Notes payable and related acquisition of intangibles......  $9,500,000                -

         For the three months ended March 31, 1998 and 1999, the Company paid cash for interest in the amount of $10.7 million and $11.5 million, respectively. The Company paid no federal income taxes for the three months ended March 31, 1998 and 1999.

6.   Commitments and Contingent Liabilities:

Legal Matters:

         The Company was notified that is has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV(R) ("DIRECTV") customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Digital Television Services is providing the limited disclosure set forth below. Such disclosure requires us only to provide narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding fiscal year-to-date period immediately preceding it. The following discussion of the financial condition and results of operations of Digital Television Services should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-8 herein.

General

         Digital Television Services, Inc. is:

         o A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 204,000 subscribers at April 30, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 1.8 million rural households in 11 states. We distribute DIRECTV through the Pegasus retail network, a network of approximately 2,000 independent retailers.

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

         Revenues are principally derived from monthly customer subscriptions and pay-per-view services.

         In this section we use the terms pre-marketing operating expenses, pre-marketing cash flow and location cash flow. Pre-marketing operating expenses consist of:

         o programming expenses, including amounts paid to program suppliers, digital satellite system authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues, and

         o general and administrative expenses, including administrative costs associated with our sales and customer service operations.

         Pre-marketing cash flow is calculated by taking our earnings and adding back the following expenses:

         o interest,

         o income taxes,

         o depreciation and amortization,

         o non-cash charges, such as incentive compensation under Pegasus' restricted stock plan and 401(k) plans,

         o corporate overhead, and

         o subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new subscribers.

         Location cash flow is pre-marketing cash flow less subscriber acquisition costs.

         Pre-marketing cash flow and location cash flow are not, and should not be considered, an alternative to net income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Digital Television Services' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:


         o those who follow our industry frequently use them as measures of performance and ability to pay debt service, and

         o they are measures that our lenders, investors and we use to monitor our financial performance and debt leverage.


Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

         During the first quarter of 1998, Digital Television Services acquired approximately 5,000 subscribers and the exclusive DIRECTV distribution rights to approximately 42,000 households in rural areas of the United States. At March 31, 1998 and 1999, Digital Television Services had exclusive DIRECTV distribution rights to 1.8 million households. At March 31, 1999, Digital Television Services had 197,000 subscribers as compared to 144,000 subscribers at March 31, 1998. Subscriber penetration increased from 8.0% at March 31, 1998 to 10.8% at March 31, 1999.

       Total net revenues were $24.0 million for the three months ended March 31, 1999, an increase of $6.9 million, or 40%, compared to total net revenues of $17.1 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 1999 compared to the first quarter of 1998. The average monthly revenue per subscriber was $42.97 for the three months ended March 31, 1999 compared to $42.20 for the same period in 1998.

         Pre-marketing operating expenses were $16.7 million for the three months ended March 31, 1999, an increase of $3.4 million, or 26%, compared to $13.3 million for the same period in 1998. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 69.7% for the three months ended March 31, 1999 compared to 77.8 % for the same period in 1998.

         Subscriber acquisition costs were $9.3 million for the three months ended March 31, 1999, an increase of $5.5 million compared to $3.9 million for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $404 for the three months ended March 31, 1999 compared to $235 for the same period in 1998. The increase is principally due to an increase in promotional programming.

         Incentive compensation, through a plan that became applicable to us on April 27, 1998, when Pegasus acquired Digital Television Services, was $65,000 for the three months ended March 31, 1999. Incentive compensation is calculated from increases in pro forma location cash flow.

         Corporate expenses were $299,000 for the three months ended March 31, 1999. Corporate expenses represent an allocated portion of Pegasus' corporate overhead, which Digital Television Services began incurring in 1999.

         Depreciation and amortization was $11.5 million for the three months ended March 31, 1999, an increase of $6.3 million, or 121%, compared to $5.2 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as a result of the change in accounting basis resulting from the acquisition of Digital Television Services by Pegasus.

         Interest expense was $6.5 million for the three months ended March 31, 1999, an increase of $323,000, or 5%, compared to interest expense of $6.2 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings, partially offset by a reduction in seller debt. Interest income was $184,000 for the three months ended March 31, 1999, a decrease of $268,000, or 59%, compared to interest income of $452,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances, including restricted cash, in the first quarter of 1999 as compared to the first quarter of 1998.

         Other income was $48,000 for the three months ended March 31, 1999, as compared to other expense of $165,000 for the same period in 1998. The change of $213,000, or 129%, in other income (expense), net is primarily due to a gain on the disposal of certain DBS assets of $35,000 and a decrease in bank charges and income taxes for the three months ended March 31, 1999 as compared to the same period in 1998.

         The benefit for income taxes was $553,000 for the three months ended March 31, 1999. The benefit for income taxes is primarily a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services by Pegasus. There was no income tax provision for the three months ended March 31, 1998 as a result of Digital Television Services' status as a nontaxable entity for federal and state income tax purposes prior to its conversion to a corporation in October 1997 and the incurrence of net operating losses subsequent to that event.

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

         Pre-marketing cash flow was approximately $7.3 million for the three months ended March 31, 1999, an increase of $3.5 million, or 91%, as compared to $3.8 million for the same period in 1998. The increase is primarily attributable to the increase in our subscriber base.

         During the three months ended March 31, 1999, $6.3 million of cash on hand, together with $447,000 of net cash provided by Digital Television Services' investing activities and $9.3 million provided by financing activities was used to fund operating activities of approximately $11.0 million. Investing activities consisted of:

         o proceeds from the sale of certain DBS assets of $509,000, and

         o maintenance and other capital expenditures and intangibles totaling approximately $62,000.

         Financing activities consisted of:

         o net borrowings on bank credit facilities totaling $3.8 million,

         o the repayment of approximately $4.1 million of long-term debt, primarily sellers' notes and capital leases, and

         o net restricted cash draws of approximately $9.5 million to pay interest on our $155.0 million notes.

         As of March 31, 1999, cash on hand amounted to $5.0 million plus restricted cash of $9.4 million.

         Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities are available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of March 31, 1999, $50.2 was outstanding and stand-by letters of credit amounting to $18.5 million were issued under its $90.0 million credit facilities. The credit facilities expire in July 2003.

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

         o borrow additional funds;

         o create liens; and

         o to sell our assets.

Failure to make debt payments or comply with our covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

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

         Because Digital Television Services' year 2000 conversion is expected to be completed prior to any potential disruption to Digital Television Services' business, Digital Television Services has not yet completed the development of a comprehensive year 2000-specific contingency plan. However, as part of our year 2000 contingency planning effort, Digital Television Services examines information received from external sources for date integrity before bringing it into its internal systems. If Digital Television Services determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond March 31, 1999 relating to the year 2000 issue are not expected to be significant.

Seasonality

         Digital Television Services' operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

Inflation

         Digital Television Services believes that inflation has not been a material factor affecting its business. In general, Digital Television Services' revenues and expenses are impacted to the same extent by inflation. A majority of Digital Television Services' indebtedness bears interest at a fixed rate.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit 27.1      Financial Data Schedule of Digital Television
                           Services, Inc.

         Exhibit 27.2      Financial Data Schedule of DTS Capital, Inc.

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                           Digital Television Services, Inc.

     May 12, 1999          By: /s/ Robert N. Verdecchio
-----------------------        -------------------------------------
Date                           Robert N. Verdecchio
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)


                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTS Capital, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                           DTS Capital, Inc.

     May 12, 1999          By: /s/ Robert N. Verdecchio
-----------------------        -------------------------------------
Date                           Robert N. Verdecchio
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)