Form 10-Q
period 1999-06-30
DIGITAL TELEVISION SERVICES INC; DTS CAPITAL INC
filed 1999-08-13
CIK 1035722, 1045973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1999
                                       OR

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
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                19004
-------------------------------------------------               -----
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

         Digital Television Services, Inc. and DTS Capital, Inc. each had 100 shares of common stock outstanding as of August 6, 1999.

         The Registrants meet the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                        DIGITAL TELEVISION SERVICES, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1999

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1        Consolidated Financial Statements

                       Consolidated Balance Sheets
                         December 31, 1998 and June 30, 1999                  3

                       Consolidated Statements of Operations
                         Three months ended June 30, 1998 and 1999            4

                       Consolidated Statements of Operations
                         Six months ended June 30, 1998 and 1999              5

                       Consolidated Statements of Cash Flows
                         Six months ended June 30, 1998 and 1999              6

                       Notes to Consolidated Financial Statements             7


         Item 2        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       10


Part II. Other Information


         Item 5        Other Information                                     17

         Item 6        Exhibits and Reports on Form 8-K                      17

         Signature                                                           18

                        Digital Television Services, Inc.
                           Consolidated Balance Sheets

                                                                                        December 31,             June 30,
                                                                                            1998                   1999
                                                                                        ------------           ------------
                              ASSETS                                                                            (unaudited)
Current  assets:
     Cash and cash equivalents                                                          $  6,255,370           $  2,661,016
     Restricted cash                                                                      18,879,305              9,482,854
     Accounts receivable, less allowance for doubtful
      accounts of $183,000                                                                 2,718,783              2,026,691
     Inventory                                                                               732,898                478,109
     Prepaid expenses and other                                                              228,962                768,392
                                                                                        ------------           ------------
       Total current assets                                                               28,815,318             15,417,062

Property and equipment, net                                                                3,268,884              2,905,128
Intangible assets, net                                                                   343,986,107            322,118,478
Deferred taxes                                                                             2,109,901              1,013,182
Deposits and other                                                                                 -                119,464
                                                                                        ------------           ------------
     Total assets                                                                       $378,180,210           $341,573,314
                                                                                        ============           ============


                  LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt                                                  $  4,061,677           $  4,176,836
     Accounts payable                                                                      1,369,324                187,523
     Accrued interest                                                                      8,334,313              8,103,667
     Accrued satellite programming, fees and commissions                                   9,622,479             10,851,250
     Accrued expenses and other                                                            1,491,411              3,841,189
                                                                                        ------------           ------------
       Total current liabilities                                                          24,879,204             27,160,465

Long-term debt                                                                           204,804,632            207,772,776
Deferred taxes                                                                            66,941,018             64,594,299
                                                                                        ------------           ------------
      Total liabilities                                                                  296,624,854            299,527,540
                                                                                        ------------           ------------
Commitments and contingent liabilities                                                             -                      -

Preferred Stock; $0.01 par value; 1,000 shares authorized                                          -                      -

Common stockholder's equity:
     Common stock; $0.01 par value; 1,000 shares
       authorized; 100 shares issued and outstanding                                               1                      1
     Additional paid-in capital                                                          124,264,836            124,264,836
     Deficit                                                                             (42,709,481)           (82,219,063)
                                                                                        ------------           ------------
       Total stockholder's equity                                                         81,555,356             42,045,774
                                                                                        ------------           ------------
     Total liabilities and stockholder's equity                                         $378,180,210           $341,573,314
                                                                                        ============           ============

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations




                                                  Three Months Ended June 30,
                                               --------------------------------
                                                  1998                 1999
                                               -----------          -----------
                                                         (unaudited)

Net revenues:
    Basic satellite service                    $14,794,732          $21,516,442
    Premium services                             2,271,585            2,940,416
    Other                                        1,037,337            1,526,860
                                               -----------          -----------
      Total net revenues                        18,103,654           25,983,718

Operating expenses:
    Programming                                  7,915,123           11,327,600
    General and administrative                   4,560,935            6,415,159
    Marketing and selling                        4,139,075           11,400,436
    Incentive compensation                          98,919              130,000
    Corporate expenses                                   -              394,259
    Depreciation and amortization                7,976,489           10,417,641
                                               -----------          -----------
      Loss from operations                      (6,586,887)         (14,101,377)

Interest expense                                (6,262,663)          (6,510,428)
Interest income                                    389,304              165,260
Other expense, net                                (132,773)             (60,586)
                                               -----------          -----------
    Loss before income taxes                   (12,593,019)         (20,507,131)
Benefit for income taxes                                 -             (697,500)
                                               -----------          -----------

    Net loss                                  ($12,593,019)        ($19,809,631)
                                               ===========          ===========


           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations



                                                  Six Months Ended June 30,
                                                -----------------------------
                                                    1998              1999
                                                -----------       -----------
                                                         (unaudited)

 Net revenues:
     Basic satellite service                    $28,316,732       $40,700,774
     Premium services                             4,916,769         6,318,198
     Other                                        1,985,946         2,964,512
                                                -----------       -----------
       Total net revenues                        35,219,447        49,983,484

 Operating expenses:
     Programming                                 15,860,340        22,179,366
     General and administrative                   8,858,583        12,287,260
     Marketing and selling                        9,080,691        20,749,215
     Incentive compensation                          98,919           195,000
     Corporate expenses                                   -           693,599
     Depreciation and amortization               13,185,091        21,947,293
                                                -----------       -----------
       Loss from operations                     (11,864,177)      (28,068,249)

 Interest expense                               (12,457,195)      (13,028,219)
 Interest income                                    841,696           349,578
 Other expense, net                                (298,272)          (12,692)
                                                -----------       -----------
     Loss before income taxes                   (23,777,948)      (40,759,582)
 Benefit for income taxes                                 -        (1,250,000)
                                                -----------       -----------
     Net loss                                  ($23,777,948)     ($39,509,582)
                                                ===========       ===========




           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Cash Flows




                                                                          Six Months Ended June 30,
                                                                      ----------------------------------
                                                                          1998                  1999
                                                                      -----------            -----------
                                                                                  (unaudited)
Cash flows from operating activities:
   Net loss                                                          ($23,777,948)          ($39,509,582)
   Adjustments to reconcile net loss
     to net cash provided (used) for operating activities:
     Depreciation and amortization                                     13,185,091             21,947,293
     Accretion on discount of bonds and seller notes                      797,330                546,808
     Stock incentive compensation                                               -                195,000
     Gain on disposal of assets                                                 -                (35,343)
     Bad debt expense                                                     587,544                960,664
     Change in assets and liabilities:
        Accounts receivable                                              (413,755)              (270,460)
        Inventory                                                       1,631,857                254,789
        Prepaid expenses and other                                       (225,015)              (539,430)
        Accounts payable and accrued expenses                           8,575,987                951,748
        Accrued interest                                                  276,433               (230,646)
        Deposits and other                                                      -               (119,464)
                                                                      -----------            -----------
   Net cash provided (used) by operating activities                       637,524            (15,848,623)
                                                                      -----------            -----------

Cash flows from investing activities:
      Acquisitions                                                    (37,172,504)                     -
      Capital expenditures                                               (666,856)              (164,599)
      Purchase of intangible assets                                    (4,357,564)               (23,066)
      Proceeds from sale of assets                                               -               508,988
                                                                      -----------            -----------
   Net cash provided (used) by investing activities                   (42,196,924)               321,323
                                                                      -----------            -----------
Cash flows from financing activities:
      Repayments of long-term debt and capital leases                  (9,697,863)            (4,063,505)
      Borrowings on bank credit facilities                             14,000,000              7,000,000
      Repayments of bank credit facilities                                      -               (400,000)
      Restricted cash                                                   8,985,467              9,396,451
                                                                      -----------            -----------
   Net cash provided by financing activities                           13,287,604             11,932,946
                                                                      -----------            -----------
Net decrease in cash and cash equivalents                             (28,271,796)            (3,594,354)
Cash and cash equivalents, beginning of year                           39,113,152              6,255,370
                                                                      -----------            -----------
Cash and cash equivalents, end of period                              $10,841,356            $ 2,661,016
                                                                      ===========            ===========


          See accompanying notes to consolidated financial statements

                        DIGITAL TELEVISION SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

         Digital Television Services, Inc. ("DTS" or together with its subsidiaries, the "Company") is a holding company which operates primarily through its wholly owned subsidiaries and is a successor to Digital Television Services, LLC and DBS Holdings, L.P. The Company provides direct broadcast satellite television ("DBS") services to customers in certain rural areas of eleven states.

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

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   Equity:

         On April 27, 1998, in connection with the Merger, the stockholders of the Company exchanged all of their outstanding capital stock for shares of Pegasus' Class A Common Stock, options and warrants to purchase Pegasus' Class A Common Stock and, as a result, the Company became a wholly owned subsidiary of Pegasus.

         As of December 31, 1998 and June 30, 1999, the Company had one class of Common Stock. The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4.   Long-Term Debt:

             Long-term debt consists of the following:

                                                                  December 31,        June 30,
                                                                      1998              1999
                                                                  ------------      ------------

Series B Notes payable by DTS, due 2007, interest at
     12.5%, payable semi-annually in arrears on February 1
     and August 1, net of unamortized discount of
     $1,784,844 and $1,648,957 as of December 31, 1998
     and June 30, 1999, respectively .......................      $153,215,156      $153,351,043
Senior six-year $70.0 million revolving credit facility,
     payable by DTS, interest at the Company's option at
     either the bank's base rate or the Eurodollar Rate ....        26,800,000        33,800,000
Senior six-year $20.0 million term loan facility, payable by
     DTS, interest at the Company's option at either the
     bank's base rate or the Eurodollar Rate ...............        19,600,000        19,200,000
Sellers' notes, due 1999 to 2001, interest at 3% to 4%, net
     of unamortized discount of $1,576,895 and $1,165,975
     as of December 31, 1998 and June 30, 1999,
     respectively ..........................................         9,161,681         5,541,153
Capital leases and other ...................................            89,472            57,416
                                                                  ------------      ------------
                                                                   208,866,309       211,949,612
Less current maturities ....................................         4,061,677         4,176,836
                                                                  ------------      ------------
Long-term debt .............................................      $204,804,632      $207,772,776
                                                                  ============      ============

         The Company maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 1999, $18.5 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $10.7 million collateralizing certain of the Company's outstanding sellers' notes.

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

                        DIGITAL TELEVISION SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.       Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                  Six Months Ended June 30,
                                                                 ---------------------------
                                                                     1998            1999
                                                                     ----            ----
Notes payable and related acquisition of intangibles ......      $  9,500,000         --
Capital contribution and related acquisition of intangibles       120,094,208         --
Deferred taxes, net and related intangibles ...............        82,934,179         --

         For the six months ended June 30, 1998 and 1999, the Company paid cash for interest in the amount of $12.2 million and $13.3 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1998 and 1999.

6.   Commitments and Contingent Liabilities:

Legal Matters:

         The Company has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV(R) ("DIRECTV") customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

         From time to time the Company is involved with claims that arise in the normal course of business.

         In the opinion of management, the ultimate liability with respect to these claims and matters will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our business; and other factors referenced in this Report and in reports and registration statements filed by Digital Television Services and its parent company, Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Digital Television Services is providing the limited disclosure set forth below. Such disclosure requires us only to provide narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the financial condition and results of operations of Digital Television Services should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-9 herein.

General

         Digital Television Services, Inc. is:

         o    A wholly owned subsidiary of Pegasus Communications Corporation.

         o An independent provider of DIRECTV with 222,000 subscribers at July 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 1.8 million rural households in 11 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,000 independent retailers.

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


Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         At June 30, 1998 and 1999, Digital Television Services had exclusive DIRECTV distribution rights to approximately 1.8 million households. At June 30, 1999, Digital Television Services had 213,000 subscribers as compared to 150,000 subscribers at June 30, 1998. Subscriber penetration increased from 8.4% at June 30, 1998 to 11.9% at June 30, 1999.

         Total net revenues were $26.0 million for the three months ended June 30, 1999, an increase of $7.9 million, or 44%, compared to total net revenues of $18.1 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the second quarter of 1999 compared to the second quarter of 1998. The average monthly revenue per subscriber was $41.98 for the three months ended June 30, 1999 compared to $41.21 for the same period in 1998.

         Pre-marketing operating expenses were $17.7 million for the three months ended June 30, 1999, an increase of $5.3 million, or 42%, compared to $12.5 million for the same period in 1998. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 68.3% for the three months ended June 30, 1999 compared to 68.9% for the same period in 1998.

         Subscriber acquisition costs were $11.4 million for the three months ended June 30, 1999, an increase of $7.3 million compared to $4.1 million for the same period in 1998. Gross subscriber additions were 30,200 for the three months ended June 30, 1999 compared to 14,000 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $378 for the three months ended June 30, 1999 compared to $295 for the same period in 1998. The increase is principally due to an increase in promotional programming and commissions.

         Incentive compensation, through a plan that became applicable to us on April 27, 1998 when Pegasus acquired Digital Television Services, is calculated from increases in pro forma location cash flow. Incentive compensation was $130,000 for the three months ended June 30, 1999, an increase of $31,000, or 31%, compared to $99,000 for the same period in 1998.

         Corporate expenses were $394,000 for the three months ended June 30, 1999. Corporate expenses represent an allocated portion of Pegasus' corporate overhead, which Digital Television Services began incurring in 1999.

         Depreciation and amortization was $10.4 million for the three months ended June 30, 1999, an increase of $2.4 million, or 31%, compared to $8.0 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as a result of the change in accounting basis resulting from the acquisition of Digital Television Services by Pegasus.

         Interest expense was $6.5 million for the three months ended June 30, 1999, an increase of $248,000, or 4%, compared to interest expense of $6.3 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings, partially offset by a reduction in seller debt. Interest income was $165,000 for the three months ended June 30, 1999, a decrease of $224,000, or 58%, compared to interest income of $389,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances, including restricted cash, in the second quarter of 1999 as compared to the second quarter of 1998.

         Other expenses were $61,000 for the three months ended June 30, 1999, a decrease of $72,000, or 54%, compared to other expenses of $133,000 for the same period in 1998. The decrease is primarily due to a decrease in bank charges and other non-operating expenses.

         The benefit for income taxes was $698,000 for the three months ended June 30, 1999. The benefit for income taxes is primarily a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services by Pegasus. There was no income tax provision for the three months ended June 30, 1998 as a result of Digital Television Services' status as a nontaxable entity for federal and state income tax purposes prior to its conversion to a corporation in October 1997 and the incurrence of net operating losses subsequent to that event.


Six months ended June 30, 1999 compared to six months ended June 30, 1998

         During the first half of 1998, Digital Television Services acquired approximately 5,000 subscribers and the exclusive DIRECTV distribution rights to approximately 42,000 households in rural areas of the United States.

         Total net revenues were $50.0 million for the six months ended June 30, 1999, an increase of $14.8 million, or 42%, compared to total net revenues of $35.2 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first half of 1999 compared to the first half of 1998. The average monthly revenue per subscriber was $42.45 for the six months ended June 30, 1999 compared to $41.69 for the same period in 1998.

         Pre-marketing operating expenses were $34.5 million for the six months ended June 30, 1999, an increase of $9.7 million, or 39%, compared to $24.7 million for the same period in 1998. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 69.0% for the six months ended June 30, 1999 compared to 70.2 % for the same period in 1998.

         Subscriber acquisition costs were $20.7 million for the six months ended June 30, 1999, an increase of $11.7 million compared to $9.1 million for the same period in 1998. Gross subscriber additions were 53,300 for the six months ended June 30, 1999 compared to 30,500 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $389 for the six months ended June 30, 1999 compared to $298 for the same period in 1998. The increase is principally due to an increase in promotional programming and commissions.

         Incentive compensation, through a plan that became applicable to us on April 27, 1998 when Pegasus acquired Digital Television Services, is calculated from increases in pro forma location cash flow. Incentive compensation was $195,000 for the six months ended June 30, 1999, an increase of $96,000, or 97%, compared to $99,000 for the same period in 1998.

         Corporate expenses were $694,000 for the six months ended June 30, 1999. Corporate expenses represent an allocated portion of Pegasus' corporate overhead, which Digital Television Services began incurring in 1999.

         Depreciation and amortization was $21.9 million for the six months ended June 30, 1999, an increase of $8.8 million, or 66%, compared to $13.2 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as a result of the change in accounting basis resulting from the acquisition of Digital Television Services by Pegasus.

         Interest expense was $13.0 million for the six months ended June 30, 1999, an increase of $571,000, or 5%, compared to interest expense of $12.5 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings, partially offset by a reduction in seller debt. Interest income was $350,000 for the six months ended June 30, 1999, a decrease of $492,000, or 58%, compared to interest income of $842,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances, including restricted cash, in the first half of 1999 as compared to the first half of 1998.

         Other expenses were $13,000 for the six months ended June 30, 1999, a decrease of $286,000, or 96%, compared to other expenses of $298,000 for the same period in 1998. The decrease is primarily due to a gain on the disposal of certain DBS assets of $35,000 and a decrease in bank charges and other non-operating expenses.

         The benefit for income taxes was $1.3 million for the six months ended June 30, 1999. The benefit for income taxes is primarily a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services by Pegasus. There was no income tax provision for the six months ended June 30, 1998 as a result of Digital Television Services' status as a nontaxable entity for federal and state income tax purposes prior to its conversion to a corporation in October 1997 and the incurrence of net operating losses subsequent to that event.


Liquidity and Capital Resources

         Digital Television Services has required significant capital since its formation in order to fund acquisitions, implement the infrastructure to support its operations, meet debt service obligations and fund subscriber acquisition costs. Digital Television Services' primary sources of liquidity have been credit available under its credit facilities, the issuance of seller notes and proceeds from private offerings.

         Pre-marketing cash flow was approximately $8.2 million for the three months ended June 30, 1999, an increase of $2.6 million, or 46%, as compared to $5.6 million for the same period in 1998. The increase is primarily attributable to the increase in our subscriber base.

         Pre-marketing cash flow was approximately $15.5 million for the six months ended June 30, 1999, an increase of $5.0 million, or 48%, as compared to $10.5 million for the same period in 1998. The increase is primarily attributable to the increase in our subscriber base.

         During the six months ended June 30, 1999, $6.3 million of cash on hand, together with $321,000 of net cash provided by Digital Television Services' investing activities and $11.9 million provided by financing activities was used to fund operating activities of approximately $15.8 million. Investing activities consisted of:

         o    proceeds from the sale of certain DBS assets of $509,000, and

         o maintenance and other capital expenditures and intangibles totaling approximately $188,000.

         Financing activities consisted of:

         o    net borrowings on bank credit facilities totaling $6.6 million,

         o the repayment of approximately $4.1 million of long-term debt, primarily sellers' notes and capital leases, and

         o net restricted cash draws of approximately $9.4 million to pay interest on our $155.0 million notes.

         As of June 30, 1999, cash on hand amounted to $2.7 million plus restricted cash of $9.5 million.

         Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities are available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of June 30, 1999, $53.0 million was outstanding and stand-by letters of credit amounting to $18.5 million were issued under our $90.0 million credit facilities. The credit facilities expire in July 2003.

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

         o    sell our assets.

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

         Digital Television Services has reviewed its critical systems as to the year 2000 issue. Digital Television Services' primary focus has been on its own internal systems. Digital Television Services has replaced its corporate accounting system. However, if any other additional necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the year 2000 issue may take longer for Digital Television Services to address and may have a material impact on Digital Television Services' financial condition and its results of operations.

         Digital Television Services relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the National Rural Telecommunications Cooperative and their respective vendors. Digital Television Services has established a policy to ensure that these vendors are currently in compliance with the year 2000 issue or have a plan in place to be in compliance with the year 2000 issue. In addition, Digital Television Services has had initial communications with certain of its other significant suppliers, distributors, financial institutions and parties with which it conducts business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which Digital Television Services' systems may be affected by the failure of others to remediate their own year 2000 issues. To date, however, Digital Television Services has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issue. As such, we cannot assure you that these other parties will complete their year 2000 conversion in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect Digital Television Services' financial condition and its results of operations.

         Because Digital Television Services' year 2000 conversion is expected to be completed prior to any potential disruption to Digital Television Services' business, Digital Television Services has not yet completed the development of a year 2000-specific contingency plan. If Digital Television Services determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond June 30, 1999 relating to the year 2000 issue are not expected to be significant.


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


New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on our business, financial position or results of operations.

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         On June 3, 1999, National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") seeking a court order enforcing NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. ("Premiums") for exclusive distribution by NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to NRTC's lawsuit by rejecting NRTC's claims to such exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with NRTC is measured by the life of DBS-1 only and not the lives of the other satellites at the 101 W orbital location; and that NRTC's right of first refusal does not provide for certain programming and other rights comparable to those now provided for in the contract. We understand that NRTC intends to pursue vigorously its claim relating to the Premiums. NRTC has not yet filed a response to DIRECTV's counterclaim, but we also understand that NRTC intends to contest vigorously DIRECTV's interpretations of the end of term and right of first refusal provisions. While the Company is not a party to the pending litigation between NRTC and DIRECTV, the Company has an interest in the outcome of the litigation because it is an associate of the NRTC with contract rights that are affected by the contractural relationship between DIRECTV and NRTC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27.1  Financial Data Schedule of Digital Television Services, Inc.

      Exhibit 27.2  Financial Data Schedule of DTS Capital, Inc.


(b)  Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                           Digital Television Services, Inc.

         August 12, 1999                                   By: /s/ Robert N. Verdecchio
--------------------------------                           ----------------------------
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


                                                           DTS Capital, Inc.

         August 12, 1999                                   By: /s/ Robert N. Verdecchio
--------------------------------                           ----------------------------
Date                                                       Robert N. Verdecchio
                                                           Senior Vice President and Chief Financial Officer
                                                           (Principal Financial and Accounting Officer)