Form 10-Q
period 1999-09-30
DIGITAL TELEVISION SERVICES INC; DTS CAPITAL INC
filed 1999-11-15
CIK 1035722, 1045973

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________


                                    333-36217
                                  333-36217-01
                             Commission file number

                        DIGITAL TELEVISION SERVICES, INC.
                        ---------------------------------
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

         Digital Television Services, Inc. and DTS Capital, Inc. each had 100 shares of common stock outstanding as of November 5, 1999.

         The Registrants meet the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                        DIGITAL TELEVISION SERVICES, INC.

                                    Form 10-Q
                                Table of Contents
               For the Quarterly Period Ended September 30, 1999


                                                                            Page
Part I.  Financial Information                                              ----


         Item 1      Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1998 and September 30, 1999              3

                     Consolidated Statements of Operations
                       Three months ended September 30, 1998 and 1999        4

                     Consolidated Statements of Operations
                       Nine months ended September 30, 1998 and 1999         5

                     Consolidated Statements of Cash Flows
                       Nine months ended September 30, 1998 and 1999         6

                     Notes to Consolidated Financial Statements              7


         Item 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       10


Part II.  Other Information


         Item 5       Other Information                                    17

         Item 6       Exhibits and Reports on Form 8-K                     17

         Signature                                                         19

                        Digital Television Services, Inc.
                           Consolidated Balance Sheets

                                                                                         December 31,          September 30,
                                                                                             1998                  1999
                                                                                         ------------          -------------
                              ASSETS                                                                 (unaudited)
Current  assets:
     Cash and cash equivalents                                                           $  6,255,370          $  4,345,023
     Restricted cash                                                                       18,879,305                     -
     Accounts receivable, less allowance for doubtful
      accounts of $183,000                                                                  2,718,783             3,087,941
     Inventory                                                                                732,898               512,670
     Prepaid expenses and other                                                               228,962             1,430,104
                                                                                         ------------          ------------
       Total current assets                                                                28,815,318             9,375,738

Property and equipment, net                                                                 3,268,884             2,885,816
Intangible assets, net                                                                    343,986,107           312,689,518
Deferred taxes                                                                              2,109,901             1,957,579
Deposits and other                                                                                  -               119,464
                                                                                         ------------          ------------

     Total assets                                                                        $378,180,210          $327,028,115
                                                                                         ============          ============

                  LIABILITIES AND EQUITY

Current liabilities:
     Current portion of long-term debt                                                   $  4,061,677          $  4,186,865
     Accounts payable                                                                       1,369,324               218,220
     Accrued interest                                                                       8,334,313             3,259,192
     Accrued satellite programming, fees and commissions                                    9,622,479            12,407,438
     Accrued expenses and other                                                             1,491,411             4,418,184
                                                                                         ------------          ------------
       Total current liabilities                                                           24,879,204            24,489,899

Long-term debt                                                                            204,804,632           216,721,923
Deferred taxes                                                                             66,941,018            62,107,175
                                                                                         ------------          ------------
      Total liabilities                                                                   296,624,854           303,318,997
                                                                                         ------------          ------------

Commitments and contingent liabilities                                                              -                     -

Preferred Stock; $0.01 par value; 1,000 shares authorized                                           -                     -

Common stockholder's equity:
     Common stock; $0.01 par value; 1,000 shares
       authorized; 100 shares issued and outstanding                                                1                     1
     Additional paid-in capital                                                           124,264,836           124,525,314
     Deficit                                                                              (42,709,481)         (100,816,197)
                                                                                         ------------          ------------
       Total stockholder's equity                                                          81,555,356            23,709,118
                                                                                         ------------          ------------

     Total liabilities and stockholder's equity                                          $378,180,210          $327,028,115
                                                                                         ============          ============

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations


                                           Three Months Ended September 30,
                                       ---------------------------------------
                                            1998                   1999
                                       ----------------    -------------------
                                                   (unaudited)

Net revenues:
    Basic satellite service            $ 16,239,298           $ 23,615,715
    Premium services                      2,411,461              3,704,208
    Other                                   813,355              2,015,001
                                       ------------           ------------
      Total net revenues                 19,464,114             29,334,924

Operating expenses:
    Programming                           8,622,804             12,599,983
    General and administrative            5,029,873              8,375,956
    Marketing and selling                 6,943,267             13,325,285
    Incentive compensation                   75,000                150,000
    Corporate expenses                            -                422,129
    Depreciation and amortization         9,652,185              9,768,743
                                       ------------           ------------
      Loss from operations              (10,859,015)           (15,307,172)

Interest expense                         (6,236,453)            (6,673,270)
Interest income                             295,294                204,620
Other income (expense), net                  19,417                (13,428)
                                       ------------           ------------
    Loss before income taxes            (16,780,757)           (21,789,250)
Benefit for income taxes                          -             (3,192,116)
                                       ------------           ------------

    Net loss                           ($16,780,757)          ($18,597,134)
                                       ============           ============

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Operations




                                            Nine Months Ended September 30,
                                        ---------------------------------------
                                             1998                  1999
                                        ----------------    -------------------
                                                    (unaudited)

Net revenues:
    Basic satellite service             $ 44,556,030     |     $ 64,316,489
    Premium services                       7,328,230     |       10,022,406
    Other                                  2,799,301     |        4,979,513
                                        ------------     |     ------------
      Total net revenues                  54,683,561     |       79,318,408
                                                         |
Operating expenses:                                      |
    Programming                           24,483,144     |       34,779,349
    General and administrative            13,888,456     |       20,663,216
    Marketing and selling                 16,023,958     |       34,074,500
    Incentive compensation                   173,919     |          345,000
    Corporate expenses                             -     |        1,115,728
    Depreciation and amortization         22,837,276     |       31,716,036
                                        ------------     |     ------------
      Loss from operations               (22,723,192)    |      (43,375,421)
                                                         |
Interest expense                         (18,693,648)    |      (19,701,489)
Interest income                            1,136,990     |          554,198
Other expense, net                          (278,855)    |          (26,120)
                                        ------------     |     ------------
    Loss before income taxes             (40,558,705)    |      (62,548,832)
Benefit for income taxes                           -     |       (4,442,116)
                                        ------------     |     ------------
                                                         |
    Net loss                            ($40,558,705)    |     ($58,106,716)
                                        ============     |     ============

           See accompanying notes to consolidated financial statements

                        Digital Television Services, Inc.
                      Consolidated Statements of Cash Flows

                                                                   Nine Months Ended September 30,
                                                               ---------------------------------------
                                                                    1998                   1999
                                                               -----------------     -----------------
                                                                            (unaudited)
Cash flows from operating activities:
   Net loss                                                     ($40,558,705)    |     ($58,106,716)
   Adjustments to reconcile net loss                                             |
     to net cash used for operating activities:                                  |
     Depreciation and amortization                                22,837,276     |       31,716,036
     Accretion on discount of bonds and seller notes               1,094,092     |          814,466
     Stock incentive compensation                                    173,919     |          345,000
     Gain on disposal of assets                                            -     |          (35,343)
     Bad debt expense                                                985,319     |        2,002,019
     Change in assets and liabilities:                                           |
        Accounts receivable                                       (2,182,896)    |       (2,373,065)
        Inventory                                                  1,816,754     |          220,228
        Prepaid expenses and other                                  (464,153)    |       (1,201,142)
        Accounts payable and accrued expenses                      6,270,094     |         (205,415)
        Accrued interest                                          (4,936,704)    |       (5,075,121)
        Deposits and other                                                 -     |         (119,464)
                                                                -------------    |     ------------
   Net cash used for operating activities                        (14,965,004)    |      (32,018,517)
                                                                -------------    |     ------------
Cash flows from investing activities:                                            |
      Acquisitions                                               (37,172,504)    |                -
      Capital expenditures                                        (1,232,829)    |         (433,307)
      Purchase of intangible assets                               (5,588,721)    |          (74,829)
      Proceeds from sale of assets                                         -     |          508,988
                                                                -------------    |     ------------
   Net cash provided (used) by investing activities              (43,994,054)    |              852
                                                                -------------    |     ------------
                                                                                 |
Cash flows from financing activities:                                            |
      Repayments of long-term debt and capital leases             (9,727,157)    |       (4,071,987)
      Borrowings on bank credit facilities                        14,000,000     |       15,900,000
      Repayments of bank credit facilities                          (200,000)    |         (600,000)
      Restricted cash                                             18,389,853     |       18,879,305
      Contributions by Parent                                      2,146,087     |                -
                                                                -------------    |     ------------
   Net cash provided by financing activities                      24,608,783     |       30,107,318
                                                                -------------    |     ------------
                                                                                 |
Net decrease in cash and cash equivalents                        (34,350,275)    |       (1,910,347)
Cash and cash equivalents, beginning of year                      39,113,152     |        6,255,370
                                                                ------------     |     ------------
Cash and cash equivalents, end of period                        $  4,762,877     |     $  4,345,023
                                                                ============     |     ============

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

         As of December 31, 1998 and September 30, 1999, the Company had one class of Common Stock. The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4.   Long-Term Debt:

          Long-term debt consists of the following :                       December 31,        September 30,
                                                                               1998                 1999
                                                                               ----                 ----
Series B Notes payable by DTS, due 2007, interest at 12.5%,
    payable semi-annually in arrears on February 1 and
    August 1, net of unamortized discount of $1,784,844 and
    $1,582,585 as of December 31, 1998 and September 30,
    1999, respectively........................................            $153,215,156         $153,417,415
Senior six-year $70.0 million revolving credit facility,
    payable by DTS, interest at the Company's option at
    either the bank's base rate plus an applicable margin or
    the Eurodollar Rate plus an applicable margin.............              26,800,000           42,700,000
Senior six-year $20.0 million term loan facility, payable by
    DTS, interest at the Company's option at either the
    bank's base rate plus an applicable margin or the
    Eurodollar Rate plus an applicable margin.................              19,600,000           19,000,000
Sellers' notes, due 1999 to 2001, interest at 3% to 4%, net
    of unamortized discount of $1,576,895 and $964,688 as of
    December 31, 1998 and September 30, 1999, respectively....               9,161,681            5,742,440
Capital leases and other......................................                  89,472               48,933
                                                                          ------------         ------------
                                                                           208,866,309          220,908,788
Less current maturities.......................................               4,061,677            4,186,865
                                                                          ------------         ------------
Long-term debt................................................            $204,804,632         $216,721,923
                                                                          ============         ============

         The Company maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of September 30, 1999, $14.4 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $6.7 million collateralizing certain of the Company's outstanding sellers' notes.

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

5.       Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        1998              1999
                                                                                        ----              ----
Capital contribution and related acquisition of intangibles.....................    120,094,028             -
Deferred taxes, net and related intangibles.....................................     82,934,179             -

         For the nine months ended September 30, 1998 and 1999, the Company paid cash for interest in the amount of $23.6 million and $24.8 million, respectively. The Company paid no federal income taxes for the nine months ended September 30, 1998 and 1999.

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

         o An independent provider of DIRECTV with 246,000 subscribers at October 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 1.8 million rural households in 11 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,000 independent retailers.

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

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

         At September 30, 1998 and 1999, Digital Television Services had exclusive DIRECTV distribution rights to approximately 1.8 million households. At September 30, 1999, Digital Television Services had 239,000 subscribers as compared to 163,000 subscribers at September 30, 1998. Subscriber penetration increased from 9.1% at September 30, 1998 to 13.3% at September 30, 1999.

         Total net revenues were $29.3 million for the three months ended September 30, 1999, an increase of $9.9 million, or 51%, compared to total net revenues of $19.5 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the third quarter of 1999 compared to the third quarter of 1998. The average monthly revenue per subscriber was $44.57 for the three months ended September 30, 1999 compared to $41.08 for the same period in 1998.

         Pre-marketing operating expenses were $21.0 million for the three months ended September 30, 1999, an increase of $7.3 million, or 54%, compared to $13.7 million for the same period in 1998. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 71.5% for the three months ended September 30, 1999 compared to 70.1% for the same period in 1998.

         Subscriber acquisition costs were $13.3 million for the three months ended September 30, 1999, an increase of $6.4 million compared to $6.9 million for the same period in 1998. Gross subscriber additions were 39,500 for the three months ended September 30, 1999 compared to 20,100 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $337 for the three months ended September 30, 1999 compared to $345 for the same period in 1998. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

         Incentive compensation, through a plan that became applicable to us on April 27, 1998 when Pegasus acquired Digital Television Services, is calculated from increases in pro forma location cash flow. Incentive compensation was $150,000 for the three months ended September 30, 1999, an increase of $75,000, or 100%, compared to $75,000 for the same period in 1998.

         Corporate expenses were $422,000 for the three months ended September 30, 1999. Corporate expenses represent an allocated portion of Pegasus' corporate overhead, which Digital Television Services began incurring in 1999.

         Depreciation and amortization was $9.8 million for the three months ended September 30, 1999, an increase of $117,000, or 1%, compared to $9.7 million for the same period in 1998.

         Interest expense was $6.7 million for the three months ended September 30, 1999, an increase of $437,000, or 7%, compared to interest expense of $6.2 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings, partially offset by a reduction in seller debt. Interest income was $205,000 for the three months ended September 30, 1999, a decrease of $91,000, or 31%, compared to interest income of $295,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances, including restricted cash, in the third quarter of 1999 as compared to the third quarter of 1998.

         Other expenses were $13,000 for the three months ended September 30, 1999, an increase of $33,000 compared to other income of $19,000 for the same period in 1998. The increase is primarily due to a nonrecurring gain on the disposal of certain DBS assets of $37,000 in the third quarter of 1998.

         The benefit for income taxes was $3.2 million for the three months ended September 30, 1999. The benefit for income taxes is primarily a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services by Pegasus. There was no income tax provision for the three months ended September 30, 1998 as a result of Digital Television Services' status as a nontaxable entity for federal and state income tax purposes prior to its conversion to a corporation in October 1997 and the incurrence of net operating losses subsequent to that event.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

         Total net revenues were $79.3 million for the nine months ended September 30, 1999, an increase of $24.6 million, or 45%, compared to total net revenues of $54.7 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first three quarters of 1999 compared to the first three quarters of 1998. The average monthly revenue per subscriber was $43.21 for the nine months ended September 30, 1999 compared to $41.47 for the same period in 1998.

         Pre-marketing operating expenses were $55.4 million for the nine months ended September 30, 1999, an increase of $17.1 million, or 44%, compared to $38.4 million for the same period in 1998. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 69.9% for the nine months ended September 30, 1999 compared to 70.2 % for the same period in 1998.

         Subscriber acquisition costs were $34.1 million for the nine months ended September 30, 1999, an increase of $18.1 million, or 113%, compared to $16.0 million for the same period in 1998. Gross subscriber additions were 91,500 for the nine months ended September 30, 1999 compared to 50,600 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $372 for the nine months ended September 30, 1999 compared to $317 for the same period in 1998. The increase in subscriber acquisition costs per gross subscriber addition is due to an increase in commissions and an increase in promotional programming during the first half of 1999.

         Incentive compensation, through a plan that became applicable to us on April 27, 1998 when Pegasus acquired Digital Television Services, is calculated from increases in pro forma location cash flow. Incentive compensation was $345,000 for the nine months ended September 30, 1999, an increase of $171,000, or 98%, compared to $174,000 for the same period in 1998.

         Corporate expenses were $1.1 million for the nine months ended September 30, 1999. Corporate expenses represent an allocated portion of Pegasus' corporate overhead, which Digital Television Services began incurring in 1999.

         Depreciation and amortization was $31.7 million for the nine months ended September 30, 1999, an increase of $8.9 million, or 39%, compared to $22.8 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as a result of the change in accounting basis resulting from the acquisition of Digital Television Services by Pegasus.

         Interest expense was $19.7 million for the nine months ended September 30, 1999, an increase of $1.0 million, or 5%, compared to interest expense of $18.7 million for the same period in 1998. The increase in interest expense is primarily due to an increase in bank borrowings, partially offset by a reduction in seller debt. Interest income was $554,000 for the nine months ended September 30, 1999, a decrease of $583,000, or 51%, compared to interest income of $1.1 million for the same period in 1998. The decrease in interest income is due to lower average cash balances, including restricted cash, in the first three quarters of 1999 as compared to the first three quarters of 1998.

         Other expenses were $26,000 for the nine months ended September 30, 1999, a decrease of $253,000, or 91%, compared to other expenses of $279,000 for the same period in 1998. The decrease is primarily due to a decrease in bank charges and other non-operating expenses.

         The benefit for income taxes was $4.4 million for the nine months ended September 30, 1999. The benefit for income taxes is primarily a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services by Pegasus. There was no income tax provision for the nine months ended September 30, 1998 as a result of Digital Television Services' status as a nontaxable entity for federal and state income tax purposes prior to its conversion to a corporation in October 1997 and the incurrence of net operating losses subsequent to that event.

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

         Pre-marketing cash flow was approximately $8.4 million for the three months ended September 30, 1999, an increase of $2.5 million, or 44%, as compared to $5.8 million for the same period in 1998. The increase is primarily attributable to the increase in our subscriber base.

         Pre-marketing cash flow was approximately $23.9 million for the nine months ended September 30, 1999, an increase of $7.6 million, or 46%, as compared to $16.3 million for the same period in 1998. The increase is primarily attributable to the increase in our subscriber base.

         During the nine months ended September 30, 1999, $6.3 million of cash on hand, together with $1,000 of net cash provided by Digital Television Services' investing activities and $30.1 million provided by financing activities was used to fund operating activities of approximately $32.0 million. Investing activities consisted of:

         o proceeds from the sale of certain DBS assets of $509,000, and

         o other capital expenditures and intangibles totaling approximately $508,000.

         Financing activities consisted of:

         o net borrowings on bank credit facilities totaling $15.3 million,

         o the repayment of approximately $4.1 million of long-term debt, primarily sellers' notes and capital leases, and

         o net restricted cash draws of approximately $18.9 million to pay interest on our $155.0 million notes.

         As of September 30, 1999, cash on hand amounted to $4.3 million.

         Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities are available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of September 30, 1999, $61.7 million was outstanding and stand-by letters of credit amounting to $14.4 million were issued under our $90.0 million credit facilities. The credit facilities expire in July 2003.

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

         Because Digital Television Services' year 2000 conversion is expected to be completed prior to any potential disruption to Digital Television Services' business, Digital Television Services has not yet completed the development of a year 2000-specific contingency plan. If Digital Television Services determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to be incurred beyond September 30, 1999 relating to the year 2000 issue are not expected to be significant.

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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DIRECTV, Inc. seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the National Rural Telecommunications Cooperative is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. DIRECTV also alleges in its counterclaim that the National Rural Telecommunications Cooperative's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not provide for certain programming and other rights comparable to those now provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the National Rural Telecommunications Cooperative's claims, leaving all of the causes of action asserted by the National Rural Telecommunications Cooperative at issue.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. While we are not a party to the pending litigation between the National Rural Telecommunications Cooperative and DIRECTV, the outcome of the litigation could have a material adverse effect on our direct broadcast satellite business because we are an associate of the National Rural Telecommunications Cooperative with contract rights that are affected by the contractual relationship between the National Rural Telecommunications Cooperative and DIRECTV.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit 10.1 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated by reference to Exhibit 10.1 to Pegasus Communications Corporations' Form 10-Q for the quarterly period ended September 30, 1999). (Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

         Exhibit 27.1      Financial Data Schedule of Digital Television
                           Services, Inc.

         Exhibit 27.2      Financial Data Schedule of DTS Capital, Inc.

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Digital Television Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   Digital Television Services, Inc.

      November 12, 1999            By: /s/ M. Kasin Smith
---------------------------        -----------------------
Date                               M. Kasin Smith
                                   Vice President and Acting Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)


                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTS Capital, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   DTS Capital, Inc.

      November 12, 1999            By: /s/ M. Kasin Smith
---------------------------        -----------------------
Date                               M. Kasin Smith
                                   Vice President and Acting Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit 10.1 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated by reference to Exhibit 10.1 to Pegasus Communications Corporations' Form 10-Q for the quarterly period ended September 30, 1999). (Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

Exhibit 27.1      Financial Data Schedule of Digital Television Services, Inc.

Exhibit 27.2      Financial Data Schedule of DTS Capital, Inc.